Form 10-K
period 2006-12-31
Southland Health Services, Inc.
filed 2007-04-17
CIK 1364796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0001364796

SOUTHLAND HEALTH SERVICES, INC.

(Name of small business issuer in its charter)

FLORIDA	20-0340136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2344 WOODRIDGE AVENUE, KINGSPORT, TN	37664
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (423) 247-9560

Securities registered under 12(b) of the Exchange Act: None

Securities registered under 12 (g) of the Exchange Act:

Common Stock, par value $0.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 10, 2007 is $40,000,000.1 For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2) of the Exchange Act. Check one:

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

The number of shares outstanding of the Registrant’s common stock as of April 10, 2007 was 28,148,695.

The issuer’s revenues for its most recent fiscal year were $43,294,519. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 10, 2007, 2007 is $40,000,000.2 For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of December 30, 2006 was 28,148,695.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

[1]	Market value based upon a sales occurring on that date. Calculation does not account for common shares issuable upon conversion of convertible preferred stock.
[2]	Market value based upon a sales occurring on that date. Calculation does not account for common shares issuable upon conversion of convertible preferred stock.

SOUTHLAND HEALTH SERVICES, INC.

2006 FORM 10-K

PART I

ITEM 1.	BUSINESS

BUSINESS OF THE COMPANY

Southland Health Services, Inc.

Overview

Southland Health Services, Inc., (“Southland,” “we,” “us,” or the “Company”) a Florida corporation with corporate offices located in Kingsport, Tenne and Vernon, Alabama, was formed in 2003 to provide health care services including emergency and non-emergency ambulance services. Unitl the distribution of approximately 75% of Southland’s stock by Bad Toys Holdings, Inc. (“Bad Toys”) on February 1, 2007 as a dividend to shareholders of Bad Toys (the “Spin-off”), Southland was a wholly owned subsidiary of Bad Toys, a publicly traded Nevada corporation. Southland’s ambulance services are offered under the trade name “Emergystat.” On May 2, 2004, the Company acquired 100% of Emergystat, Inc. and Emergystat of Sulligent, Inc., and 100% of Southland Health Services, LLC. Southland’s subsidiaries include Southland Health Services, LLC, Emergystat, Inc., Emergystat of Sulligent, Inc., Med Express of Mississippi, LLC, and Extended EMS, Inc.

On February 1, 2007, Bad Toys Holdings, Inc. ( “Bad Toys” or the “Company”) distributed seventy-five percent (75%) of the common stock of its wholly-owned subsidiary, Southland Health Services, Inc. (“Southland”), to the Company’s stockholders as a dividend (the “Spin-Off”). In the aggregate, 21,111,521 shares were distributed in the Spin-Off at a ratio of 0.9825 shares of the common stock of Southland for each share of the Company’s common stock issued and outstanding as of the record date of January 31, 2007.

Southland provides emergency and non-emergency medical transportation (ambulance) services in seven southeastern states including Mississippi, Alabama, Florida, Louisiana, Kansas, Tennessee and Virginia. Regional management and marketing forces are responsible for growing the business in each region, overseeing key community and facility relationships, managing labor and employee relations, and providing regional support activities to the operating sites. Southland provides strategic planning, centralized financial support, payroll administration, legal services, human resources, coordinated marketing, coordinated purchasing, and risk management through our operational center in Alabama. Southland also supports the operating sites with integrated information systems and standardized procedures which enable the Company to efficiently manage billings and collections.

Southland employs over 850 full and part-time employees and provides over 90,000 medical transports annually. Southland serves approximately 200 communities and intends to develop and expand contractual relationships in current and new markets. Southland’s revenues for these services are primarily derived from fees charged for medical transportation services pursuant to contracts with governmental entities, hospitals, health care facilities, and other health care organizations. Revenue under these contracts originates from reimbursements under private insurance programs, government programs such as Medicare and Medicaid, and from fees paid directly by patients. Please see the financial statements in this filing for Southland’s revenues, profits, losses, and total assets. Southland intends to develop and expand contractual relationships in current and new markets. The ambulance companies operate under the brand name “Emergystat”.

Southland receives its revenue from ambulance transportation provided to individual consumers. Typically, Southland bills the customer’s commercial insurance plan or the appropriate government program. The two predominant government programs are the Federal Medicare program and State Medicaid programs. When there is no health insurance or government program coverage, the customer is billed directly for the service. Payments from commercial insurance carriers and government programs are made on a case-by-case basis (fee for service) through a predictable claim-reimbursement process. Customers include hospitals, nursing homes, home health agencies, individual customers, county and municipal governments, and Managed Care Organizations (HMOs). In addition to providing emergency ambulance transportation, Southland administers a wide range of emergency medical care directly in the field. Many invasive treatment procedures which once were reserved for emergency rooms are now provided at the scene of an accident or at a person’s home. For example, Paramedics and EMTs insert intravenous tubes, administer medications, and apply cardiac defibrillation directly.

Management believes that the Company is positioned to take advantage of the following favorable trends in the healthcare and emergency medical services markets:

•

Established Provider of Emergency Medical Services. We are a provider of emergency medical services in the Southeastern United States. Our company is the largest provider of medical transportation services in Mississippi, and is quickly becoming a significant participant in Virginia. Our customer service, community participation, field management teams and technology have enabled us to retain existing contracts and to secure new contracts. Our personnel’s commitment to their profession and communities they serve drives our continuing success.

•

Significant Scale and Geographic Presence. The size of our organization’s broad southeastern geographic presence provides a competitive advantage over local and regional providers in most areas, including:

•

Ability to recruit and retain quality personnel. We recruit and retain medical and support employees. This lowers our costs associated with employee turnover and increases customer and patient satisfaction.

•	Regional contracting and preferred provider relationships. We enter into regional and local contracts with local governmental units, managed care organizations and insurance companies.

•

Cost efficiencies and broad program offering. Our investments in technology provide us with several competitive advantages, including: (i) operating cost efficiencies, (ii) scalability, and (iii) the capability to provide broad, high quality service offerings to our customers at competitive rates. In addition, our technology, including electronic patient records, and our expertise in providing pre-hospital emergency care uniquely positions us to respond to community demand for enhanced coordination among first responders.

•

Long-Term Relationships with Existing Customers. Our long-term, well-established, relationships with communities and healthcare facilities enhance our ability to retain existing customers and win new contracts. As a result, we are in a strong position at the time of contract renewal, when communities and hospitals decide whether to retain an existing provider or explore other alternatives.

•	Focus on Risk Management. Our risk and safety program is aimed at reducing worker injuries through training and improved equipment and increasing vehicle safety through the use of technology.

•

Investment in Core Technologies. Our technology enhances quality, reduces costs, manages risk, and improves profitability. For example, we utilize software, Pinpoint, to determine the appropriate level of transportation services to be dispatched and track response times and other data for county governments and hospitals. Our implementation of expanded software capabilities of this technology in 2005 improved our ability to capture revenue, decrease our billing costs, and bid more effectively for 911 contracts.

•

Increased Revenue from Existing Customers. We have established marketing and management efforts aimed at assisting communities and facilities that we currently work with to manage their cost of emergency medical services.

•

Growth in Our Customer Base. The Company has developed strong brand recognition, which creates unique opportunities for expansion within our areas of service and into new regions of the Southeast. This is done through targeted geographic sales and marketing programs, pursuing new outsourcing opportunities for ambulance services, and evaluating opportunities which leverage our core business, including our communications center infrastructure, to manage health-related transportation logistics.

•

Pursuit of Select Acquisition Opportunities. The emergency medical services industry is highly fragmented, with only two large national providers and a limited number of regional providers. The industry presents opportunities for consolidation. We plan to selectively pursue acquisitions in our core business, including acquisitions to enhance our presence in existing markets and our entry into new geographic markets.

Services

Southland provides services in approximately 200 communities in seven states: Alabama, Florida, Kansas, Louisiana, Mississippi, Tennessee, and Virginia. Southland provides ambulance services in each of these states under the trade name Emergystat. Ambulance services are generally provided pursuant to a contract or certificate of necessity on an exclusive or nonexclusive basis. In certain service areas, Southland is the only provider of both emergency ambulance and non-emergency ambulance services. In other service areas, Southland competes for non-emergency ambulance contracts.

Emergency Ambulance Services

Southland generally provides emergency ambulance response and medical transportation services pursuant to contracts with counties and/or municipalities. Contracts are generally exclusive in nature, making us the sole provider of emergency ambulance services in a designated service area. The level of response to the call is dependent upon the underlying contract.

We typically respond with Advanced Life Support (“ALS”) ambulance units, unless otherwise specified by contract. ALS ambulances are staffed with either two paramedics or one paramedic and an emergency medical technician (“EMT”) and are equipped with ALS equipment (such as cardiac monitors, defibrillators, advanced airway equipment, and oxygen delivery systems), as well as pharmaceuticals and medical supplies. We also use BLS ambulance units which BLS units are generally staffed with two emergency medical technicians (EMT). EMT’s are trained to provide basic life support services including oxygen administration, basic airway management, CPR and defibrillation using a semi-automatic defibrillator, bandaging and splinting of wounds, management of spinal injuries, and patient packaging. The EMT’s comply with state required training and continuing education requirements. When more advanced care is required, our basic life support crews assist our paramedics in providing the very best care possible in the pre-hospital environment.

Upon arrival at an emergency medical call, the ALS crew members deploy portable life support equipment, ascertain the patient’s medical condition, and if required, administer advanced life support techniques and procedures. These may include tracheal intubations, cardiac monitoring, defibrillation of certain cardiac dysrhythmia, and the administration of medications and intravenous solutions under the direction of a physician. The crew also may perform Basic Life Support (“BLS”) services, which include cardiopulmonary resuscitation (“CPR”), basic airway management, and basic first aid, including splinting, spinal immobilization, recording of vital signs, and other non-invasive procedures. As soon as medically appropriate, the patient is placed on a portable gurney and transferred into the ambulance. While one crew member monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or the applicable medical protocol. The ambulance crew alerts the hospital regarding the patient’s medical condition, and if necessary, the attending ambulance crew member seeks advice from an emergency physician as to treatment. Upon arrival at the hospital, the patient generally is taken to the emergency department where care is transferred to the emergency department staff.

Non-Emergency Ambulance Services

Southland provides non-emergency ambulance services to patients requiring either advanced or basic levels of medical supervision and treatment during transfers to and from residences, hospitals, long-term care centers, and other healthcare facilities. These services may be provided when a home-bound patient requires examination or treatment at a health care facility or when a hospital patient requires tests or treatments (such as MRI testing, CAT scans, dialysis, or chemotherapy) at another facility. We utilize ALS or BLS ambulance units to provide non-emergency ambulance services, depending on the patient’s needs. We generally staff our BLS ambulance units with two EMTs and equip these units with the medical supplies and equipment necessary to administer first aid and basic medical treatment.

Critical Care Transport Services

We provide critical care transport services to medically unstable patients (such as cardiac patients and neonatal patients) who require critical care while being transported between health care facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by a medical specialist provided by us or by a health care facility to attend to a patient’s special medical needs. Typically, staffing may include the use of critical care-trained professional nurses, respiratory therapists, neo-natal nurse specialists, and/or specially trained paramedics.

Alternative Transport Services

In addition to ambulance services, we provide non-medical transportation for the handicapped and certain non-ambulatory persons. Southland maintains a contract with Logisticare in Virginia, the State of Virginia Medicaid program, to provide transports for its Medicaid members. Such transportation generally takes place between residences or nursing homes and hospitals or other health care facilities.

Industry Overview

According to the 2006 Annual Report of the Board of Trustees, Federal Hospital Insurance and Federal Supplementary Medical Insurance Trust Funds, in 2005 42.5 million people were covered by Medicare: 35.8 million aged 65 and older, and 6.7 million disabled. Total benefits paid in 2005 were $330 billion. Income was $357 billion, expenditures were $336 billion and assets held in special issued U.S. Treasury securities grew to $310 billion. Expenditures of Medicare’s Hospital Insurance (HI) Trust Fund were projected to exceed taxes and other dedicated revenues in 2006. The Trustees project that growing deficits will exhaust HI trust fund reserves in 2018, under current financing arrangements.

An annual government analysis of healthcare spending indicates that outlays for healthcare rose only 6.9% in 2005, continuing a three-year slow-growth trend. Total U.S. healthcare spending reached almost $2 trillion, or $6,697 per person, but this reflects the slowest growth in outlays since 1999, when “enrollment in more tightly managed care plans peaked,” according to analysts at the Centers for Medicare and Medicaid Services (CMS).

A key factor that slowed spending was weaker growth in outlays for prescription drugs. Drug spending rose just 5.8% to $200.7 billion, a dramatic deceleration from a peak growth rate of 18.2% in 1999. The report attributes this slowdown to more generic drug prescribing, as insurers set high copays for brand-name drugs and expanded tiered formularies. Drug prices rose 3.5% overall: a 6% rise in brand-name prices, offset by a continued shift to less-expensive generic products.

Slower increases in provider spending also moderated Medicare outlays, which rose 9.3% to reach $342 billion in 2005, according to the CMS. However, CMS data indicates big growth in outlays for the Medicare Advantage (MA) program (up 19.8%) due to recent legislation raising MA plans payments and expanding plan coverage. Enrollment in MA plans rose 7% in 2005 after stabilizing in 2004 following several years of decline.

CMS report stated that between 2006 and 2016, there is a projected spending growth rate of 6.9%. In 2006, Medicare spending was expected to reach $417.6 billion, but this will more than double by 2016 to $862.7 billion.

According to the Centers for Medicare and Medicaid Services, or CMS, U.S. spending on healthcare in 2004 was $1.9 trillion, or $6,280 per person, compared to $1.7 trillion in 2003. Health spending rose 7.9 percent in 2004, slower than the 8.2 percent growth in 2003 and 9.1 percent growth in 2002. The health spending share of GDP grew 0.1 percentage point to 16.0 percent in 2004. This was a smaller increase than experienced in recent years as economic growth in 2004 grew at its fastest rate since 1989. CMS projects that health care spending will be approximately $2.01 trillion in 2005 and $2.16 trillion in 2006.

Medical transportation services are provided by governmental entities, private companies, hospitals, and volunteer organizations. According to information from the U.S. Census Bureau and management analysis of source documents from the Centers for Medicare/Medicaid Services, the emergency medical services (EMS) industry is comprised of approximately 15,000 service providers including 4,000 fire department-based providers, 1,200 hospital-based providers and 9,900 private and other providers. Expenditures for emergency and non-emergency medical transport services in 2005 are estimated to be in the approximate range of $6 to $9 billion. According to the Journal of Emergency Medical Services’ 2004 Annual 200-City Survey, the percentage of emergency medical transportation provided by private service providers in the nation’s largest 200 cities was 32 percent in 2004. Non-emergency services are primarily provided by private companies. There are a limited number of multiple-state medical transportation providers and only two national providers of medical transportation services. The remaining private medical transportation providers are primarily small organizations serving one or a limited number of markets.

By law, most communities are required to provide emergency ambulance services. Given that emergency medical services are a core component of the patient care continuum, the expenditures for emergency medical services will continue to correlate closely to growth in the U.S. hospital market.

The Company believes the following key factors will continue to impact the emergency medical services markets:

•

Increase in outsourcing. Communities, government agencies, and healthcare facilities are under significant pressure to improve the quality and reduce the cost of care. There is also a diminishing growth of volunteer service groups providing certain emergency medical transportation services. The outsourcing of certain medical services is an economically desirable alternative for these organizations.

•

Reimbursement environment. The reimbursement for medical transportation services has significantly improved in recent years due to implementation of the revised Medicare pricing schedule and stabilized private insurance pricing schedules. The Medicare fee schedule historically varied widely among communities and was very complex. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 modified the Medicare fee schedule by providing for a one percent increase in reimbursement for urban transports and a two percent increase for rural transports through 2006. Other fee adjustments will be fully phased in by January 1, 2010. This is expected to allow medical transportation providers to improve financial performance.

•

Aging U.S. Population. The growth and aging of the U.S. population drives demand for healthcare services, and we believe it will result in an increase in ambulance transports. The U.S. Census Bureau estimates 71 million Americans, or 20% of the U.S. population, will be aged 65 or older in 2030, compared with 37 million, or 12 percent, today. With the continued aging of the U.S. population, it is expected that the need for both emergency and non-emergency medical transportation services will continue to increase due to the fact that individuals over the age of 65 generally require medical transportation more frequently than the general population. A 2003 CDC Emergency Department Summary noted that patients aged 65 or over represent 38% of patients delivered to emergency departments by ambulance. Emergency department visits for persons aged 65 or over increased to 17.5 million in 2003, a 26% increase from 1993.

•

Medical transport demand. With the aging population and improved medical care in the U.S., there will continue to be more travel between specialized treatment healthcare facilities and greater use of outpatient care facilities, nursing homes, and home care.

•

Increased federal funding for disaster preparedness and other federal programs. The United States government has increased its focus on our nation’s ability to respond quickly and effectively to emergencies, including both terrorist attacks and natural disasters. Federal programs, such as Homeland Security, FEMA and funding for services for undocumented aliens, have made increased funding available which is aimed directly at emergency services, including ambulance providers.

According to information from the U.S. Census Bureau, management analysis of source documents from the Centers for Medicare/Medicaid Services and the Journal of Emergency Medical Services’ 2004 Annual 200-City Survey, the Company believes the ambulance services market represents annual expenditures of approximately $6 to $9 billion.

The ambulance services market is highly fragmented, with more than 15,000 private, public, and not-for-profit service providers accounting for an estimated 36 million ambulance transports in 2004. Southland is one of a limited number of regional ambulance providers, and there are only two national ambulance providers.

Ambulance services encompass both 911 emergency response and non-emergency transport services, including critical care transfers, wheelchair transports, and other inter-facility transports. Emergency response services include the dispatch of ambulances equipped with life support equipment and staffed with paramedics and/or emergency medical technicians, or EMTs, to provide immediate medical care to injured or ill patients. Non-emergency services utilize paramedics and EMTs to transport patients between healthcare facilities or between facilities and patient residences. Given demographic trends, the total number of ambulance transports is expected to continue to grow at a steady rate of 1% to 2% per year, according to information from the U.S. Census Bureau, management analysis of source documents from the Centers for Medicare/Medicaid Services and the Journal of Emergency Medical Services’ 2004 Annual 200-City Survey.

911 emergency response services are provided primarily under long-term contracts with communities and government agencies. In 2003, approximately 54% of 911 ambulance services were provided principally by government agencies and fire departments, with private providers representing approximately 42% of 911 services, according to information from the U.S. Census Bureau, management analysis of source documents from the Centers for Medicare/Medicaid Services and the Journal of Emergency Medical Services’ 2004 Annual 200-City Survey. Non-emergency services generally are provided pursuant to non-exclusive contracts with healthcare facilities, managed care and insurance companies. Usage is typically controlled by facility discharge planners, nurses and physicians who are responsible for requesting transport services. Non-emergency services are provided primarily by private ambulance companies. Quality of service, dependability and name recognition are critical factors in winning non-emergency business.

Due to increased demand for technology-enhanced and data-driven providers, cost-effectiveness of services, improved patient outcomes and emergency preparedness and response, we believe that the current trend by communities and hospitals to outsource ambulance services will contribute to growth for private providers. Furthermore, we expect private providers to benefit as hospitals continue to outsource more of their ambulance services due to changes in reimbursement rates and increased use of outpatient services.

According to information from the U.S. Census Bureau, management analysis of source documents from the Centers for Medicare/Medicaid Services and the Journal of Emergency Medical Services’ 2004 Annual 200-City Survey, the ambulance industry is large and growing. Ambulance-based transportation of patients in the United Sates is a sizeable industry, with the collective revenues of all segments estimated to be 7 billion dollars per year. Revenue in the ambulance industry has generally grown at 5% to 7% per year, and management believes expansion is expected to remain at this level for the next several years. Ongoing, widespread demographic trends (e.g., an aging population) further support healthy future ambulance industry growth.

As with virtually every other healthcare-related industry, the ambulance business has experienced significant and widespread change over the last fifteen years:

•

Managed Care. Cost-sensitive HMOs and other Managed Care Organizations (MCOs) have emerged as the dominant healthcare providers. These organizations have aggressively sought to manage costs and have pressured ambulance companies to operate cost-effectively. The days of billing “whatever the market will bear” have passed. Today, due to managed care, precise amounts are designated as approved reimbursement for each specific activity an ambulance company might perform, from transportation of an immobilized non-emergency patient to administering lifesaving defibrillation. Southland carefully matches patients with appropriate vehicles and verifies that patient medical care appointments have been pre approved by the MCO. This unique service adds significant value and further enhances Southland’s relationship with the managed care community.

•

Information Technology. The equipment, techniques, and information used by Emergency Medical Services (EMS) providers have changed significantly over the past decade. Currently, most on-site emergency equipment is digital and often capable of interfacing wirelessly with nearby hospitals or base stations. Dispatch and route selection is often coordinated using Global Positioning System (GPS) tracking systems. These systems allow dispatchers to monitor the actual location of vehicles via satellite-based tracking.

•

Medical Techniques. The techniques used to treat patients have changed and have become generally less invasive and simpler. However, the level of care provided “on-scene” at accidents has risen significantly over the past ten years. Numerous complex services previously performed in hospital emergency departments are now being executed at the scene of the accident or medical emergency. Better medical information has been incorporated into training techniques, which has impacted the EMS business. The decisions made on-scene today by an EMT or Paramedic are significantly more sophisticated than they were just 15 years ago.

•

Provider Consolidation. Like many large-scale industries, the ambulance industry has undergone rapid and widespread consolidation. Most notably, American Medical Response (AMR) and Rural-Metro, two publicly held EMS competitors, have spearheaded this trend.

Competition

Our predominant competitors are fire departments, which hold approximately 35% of the ambulance transport services market, according to information from the U.S. Census Bureau, management analysis of source documents from the Centers for Medicare/Medicaid Services and the Journal of Emergency Medical Services’ 2004 Annual 200-City Survey. Firefighters have traditionally acted as the first responders during emergencies and, in many communities, also provide emergency medical care and transport services.

Our largest competitors, AMR and Rural-Metro Corporation, are the only national providers of ambulance transport services. Our other private provider competitors are Acadian Ambulance Service in Louisiana and other small and locally owned operators that principally serve small regional geographic areas.

Operational Strategy

Southland will continue to strengthen our existing core businesses and build upon our economies of scale, while providing the best possible medical transportation and related services possible for the customers and communities we serve. Over the past year, our efforts to strengthen our business have primarily focused on (i) growing our core ambulance business in existing regional service areas, (ii) reducing bad debt expense through documentation and billing-oriented initiatives, (iii) managing payroll costs as a percentage of revenue through implementation of a technologically advanced work force scheduling system, and (iv) improving workplace safety to generate cost savings from reduced insurance claims.

Growth Strategies. A key element of our growth strategy focuses on expansion within existing service areas. We seek to maximize return on our investments in EMS operations by increasing utilization of ambulances through a balanced growth of both emergency and non-emergency medical transportation services. We evaluate new growth opportunities based on a number of criteria, including geographic proximity to existing regional operations, payor mix, medical transportation demands, competitive profiles, and demographic trends. We will market our emergency ambulance services through the pursuit of new contracts and alliances with municipalities, other governmental entities, and hospital-based emergency providers. We believe that contracting may provide a cost-effective approach to expansion into certain existing and new service areas. We believe that our strategic alliances can provide operating economies, coordination of the delivery of services, efficiencies in the use of personnel and equipment and enhanced levels of service. We will continue to seek such mutually beneficial alliances and municipal contracts in existing and, to a limited extent, new service areas. Our non-emergency medical transportation marketing efforts are focused primarily on hospitals, health-care centers, nursing homes, rehabilitation centers and other related health-care entities. Additionally, we strive to implement rate increases in order to meet the escalating costs associated with delivering high-quality services. In locations where we experience a rise in levels of uncompensated care, we also seek subsidies to offset the cost of providing service to uninsured or economically disadvantaged patients. We will continue to seek same-service-area growth opportunities in fiscal year 2006.

Reducing Bad Debt Expense. We continue to develop and implement initiatives to enhance billing and collections results. In fiscal 2006, 2005 and 2004, we worked to streamline our overall ambulance billing processes and improve related performance. Improvements in fiscal 2006 included programs designed to expedite the timely filing of ambulance claims and controls over the day-to-day flow of aging claims. Additionally, significant attention was placed on improving the return on certain Medicare accounts which become difficult to collect. Ongoing programs target improving our field documentation procedures and pre-screening non-emergency medical transportation requests to ensure patients’ conditions meet medical necessity standards. We also placed a high priority on submitting ambulance claims electronically in order to expedite payment and maximize the efficiencies afforded by such systems.

Improving Work Place Safety to Generate Cost Savings from Reduced Insurance Claims. Workplace health and safety are among our highest priorities. We believe in creating a culture among our work force that encourages and demonstrates a committed approach to workplace health and safety. This effort has been redoubled in recent years due, in part, to escalating insurance costs. In fiscal 2006, we continued a variety of safety initiatives that supported this commitment including an in-depth loss data report that can be utilized by regional managers to identify trends in their areas. We will continue to search out and implement innovative ways to reduce our insurance claims and improve the overall safety of our work environment in fiscal 2007.

Billing and Collections

We maintain a central billing and payment processing center and a centralized private-pay collection system at our headquarters in Vernon, Alabama. Invoices are generated and accounts are processed by the centralized collection system for private-pay accounts only if payment is not received via other channels in a timely manner. Throughout fiscal 2006, 2005 and 2004, substantially all of our revenue was billed and collected through our integrated billing and collection system.

We derive a substantial portion of our ambulance fee collections from reimbursement by third-party payors, including payments under Medicare, Medicaid and private insurance programs, typically invoicing and collecting payments directly to and from those third-party payors. We also collect payments directly from patients, including payments under deductible and co-insurance provisions and otherwise.

Companies in the ambulance service industry maintain significant provisions for doubtful accounts compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, we cannot evaluate the creditworthiness of patients requiring emergency transport services. Our allowance for doubtful accounts generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payors, and generally is higher for transports resulting from emergency ambulance calls than for non-emergency ambulance requests.

We have substantial experience in processing claims to third-party payors. Further, we employ a billing staff trained in third-party coverage and reimbursement procedures. Our integrated billing and collection system uses software to tailor the submission of claims to Medicare, Medicaid, and certain other third-party payors and can electronically submit claims to the extent third-party payors’ systems permit. Our integrated billing and collection system provides for tracking of accounts receivable and status pending payment, which facilitates the utilization of personnel resources to resolve workload distribution.

State licensing requirements as well as contracts with counties, municipalities and health care facilities typically require us to provide ambulance services without regard to a patient’s insurance coverage or ability to pay. As a result, we often receive partial or no compensation for services provided to patients who are not covered by Medicare, Medicaid or private insurance. The anticipated level of uncompensated care and uncollectible accounts may be considered in determining a government-paid subsidy to provide for uncompensated care, if any, and permitted rates under contracts with a county or municipality.

Contracts

We enter into contracts with counties, municipalities and other governmental entities to provide emergency ambulance services in designated service areas. The contracts typically specify maximum fees which we may charge, and set forth required criteria such as response times, staffing levels, types of vehicles and equipment, quality assurance, indemnity, and insurance coverage. In certain instances we are required by contract or law to post a surety bond or other assurance of financial or performance responsibility. The rates we may charge under a contract for emergency ambulance services depends largely on patient mix, the nature of services rendered, the local political climate, and the amount of subsidy, if any, which will be considered by a governmental entity to cover costs of uncompensated care. No single contract accounted for more than 10% of our annual net revenue during fiscal years 2006, 2005 and 2004.

Our contracts generally extend for terms of one to three years. We attempt to renegotiate contracts in advance of their expiration dates. We have generally been successful in these renegotiations. From time to time we determine that certain contracts are no longer favorable and may seek to modify or terminate these contracts. We also enter into contracts with hospitals, nursing homes, and other health care facilities to provide non-emergency and critical care ambulance services. These contracts typically designate us as the preferred provider of non-emergency ambulance services to those facilities and typically permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies.

Counties and municipalities generally award contracts to provide emergency ambulance services either through requests for competitive proposals or bidding processes. In some instances in which we are the incumbent provider, the county or municipality may elect to renegotiate our existing contract rather than re-bid the contract. We will continue to seek to enter into public/private alliances to compete for new business.

We market our non-emergency medical transportation services to hospitals, health maintenance organizations, convalescent homes, and other health care facilities which require a stable and reliable source of medical transportation for their patients. We believe that our status as an emergency medical transportation provider in a designated service area increases our visibility and enhances our marketing efforts as we compete for non-emergency services in that area. Contracts for non-emergency services usually are based on criteria similar to those in contracts for emergency services, including quality of care, customer service, response time, and cost.

Dispatch and Communications

Dispatch centers control the deployment and dispatch of ambulances in response to calls through the use of sophisticated communications equipment 24 hours per day, seven days per week. In many operating sites, we communicate with our vehicles over dedicated radio frequencies licensed by the Federal Communications Commission.

Southland uses system status plans and flexible deployment systems to position our ambulances within a designated service area. Effective fleet deployment represents a key factor in reducing response times and efficient use of resources. We analyze data on traffic patterns, demographics, usage frequency, and similar factors with the aid of computers to help us determine optimal ambulance deployment and selection. The center which controls the deployment and dispatch of ambulances in response to calls for ambulance service may be owned and operated either by the applicable county or municipality or by us.

Depending on the emergency medical dispatch system used in a designated service area, the public authority which receives 911 emergency medical calls either dispatches our ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to our control center, which in turn dispatches ambulances to the scene. In most service areas, our control center receives the call from the police after the police have determined that the call is for emergency medical services. When we receive a 911 call, we dispatch one or more ambulances directly from our control center while the call taker communicates with the caller. All call takers and dispatchers are trained EMTs or Emergency Medical Dispatchers with additional training which enables them to instruct callers on pre-arrival emergency medical procedures, if necessary. In our control center, a computer assists the dispatcher by analyzing a number of factors, such as time of day, ambulance location, and historical traffic patterns in order to recommend optimal ambulance selection. In all cases, a dispatcher selects and dispatches the ambulance. While the ambulance is en route to the scene, the emergency medical team receives information concerning the patient’s condition prior to arrival at the scene.

Requests for non-emergency transports typically are made by physicians, nurses, case managers and hospital discharge coordinators who are interested primarily in prompt ambulance arrival at the requested pick-up time. Southland uses Pinpoint software to track and manage requests for transportation services for large healthcare facilities and managed care companies.

In the delivery of emergency ambulance services, our communication systems allow the ambulance crew to communicate directly with the destination hospital to alert hospital medical personnel of the arrival of the patient and the patient’s condition, and to receive instructions directly from emergency department personnel on specific pre-hospital medical treatment. These systems also facilitate close and direct coordination with other emergency service providers, such as the appropriate police and fire departments which also may be responding to a call.

Deployment and dispatch also represent important factors in providing non-emergency ambulance services. We implement system status plans for these services designed to assure appropriate response times to non-emergency calls. We have established such procedures based on patient condition, specialized equipment needed and the level of care that will be required by the patient.

Management Information Systems

We utilize sophisticated management information systems, which we believe enhances the productivity of our existing Southland operations. These systems permit us to achieve efficiencies in the areas of billings, collections, purchasing, finance, cash management, human resources, compliance, informational systems, legal, risk management, and in the utilization of personnel and equipment.

Southland’s centralized systems significantly augment local processes and permit managers to direct their attention primarily to the performance and growth of their operations. Centralized billing and collection procedures provide for more efficient tracking and collection of accounts receivable. Centralized purchasing permits us to achieve discounts in the purchase of medical equipment and supplies. Other centralized infrastructure components such as accounts payable, legal, compliance, human resources, and risk management provide the capability to purchase related products and services on a national basis, identify and respond to national trends, and provide internal support and administrative services in a more cost-effective, efficient, and consistent manner across all operations.

We believe our investment in management information systems and our effective use of these systems represent key components of our success. Process and personnel improvements in these areas are continuing. We are committed to further strengthening the productivity and efficiency of our business and believe that our management systems have the capability to support future growth.

Sales and Marketing

We continue to seek expansion in the geographic markets we serve and the scope of services we provide in existing markets. Ownership of local emergency response contracts can be advantageous to us when bidding for non-emergency business. Our existing fleet of ambulances and dispatch centers maintained for emergency response can also be used for non-emergency business. For the same reason, our ownership of a successful non-emergency business can be advantageous when trying to unseat an incumbent emergency response operator or to obtain a contract in a newly-privatized market.

Emergency medicine practices vary among healthcare facilities. Healthcare facility requests for proposal generally include demographic information of the facility department, a list of services to be performed, the length of the contract, the minimum qualifications of bidders, billing information, selection criteria, and the format to be followed in the bid. Prior to responding to a request for proposal, Senior management ensures that the proposal is in line with certain financial parameters. Senior management evaluates all aspects of each proposal, including financial projections, staffing models, resource requirements, and competition to determine how to best achieve our business objectives and the customer’s goals.

Risk Management

We are committed to the safety of our employees and the patients and communities we serve. Our safety program is built upon five important components: selecting highly qualified employees, providing exemplary safety policies and programs to control losses, effective training and education programs, accountability of management and employees for safety of the operation, and continuous review of new opportunities and existing programs for improvement.

We train and educate all new employees about our safety programs, including emergency vehicle operations, various medical protocols, use of equipment, and patient-focused care and advocacy. Our safety training also involves continuing education programs and a monthly safety awareness campaign.

Our safety and risk management team develops and executes strategic planning initiatives focused on mitigating the factors which drive losses in our operations. We aggressively investigate and respond to all incidents we believe may result in a claim. Operations supervisors submit incident documentation to the third party administrator handling the claim. Information from the claims database is an important resource for identifying trends and developing future safety initiatives.

Insurance & Surety Bonding

Many contracts and certain provisions of local law require us to carry specified amounts of insurance coverage. We carry a broad range of comprehensive general liability, automobile, property damage, professional, workers’ compensation, and other liability insurance policies which are renewed annually. As a result of the nature of our services and the day-to-day operation of our vehicle fleet, we are subject to accident, injury, and professional claims in the ordinary course of business. We operate in some states which adhere to a gross negligence standard for the delivery of emergency medical care, which potentially lessens our exposure for tort judgments.

Based upon historical claim trends, we consider our insurance program adequate for the protection of our assets and operations. Our insurance policies are either occurrence or claims-made policies and are subject to deductibles and self-insured retention limits. The coverage limits of our policies may not be sufficient, we may experience claims within our deductibles or self-insured retentions in amounts greater than anticipated, or our insurers may experience financial difficulties which would require us to pay unanticipated claims. In addition, insurance may not continue to be available on commercially reasonable terms. A successful claim or claims against us in excess of our insurance coverage, or claims within our deductibles or self insured retentions in amounts greater than anticipated, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Claims against us, regardless of their merit or outcome, also may have an adverse effect on our reputation. We have attempted to minimize our claims exposure by instituting process improvements and increasing the utilization of experts in connection with our legal, risk management, and safety programs.

On June 21, 2006, the Company was issued a policy from U. S Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy is to run from June 21, 2006 to June 20, 2007 and contains per claim deductible amounts of $350,000 with an aggregate stop loss of $1,600,000. This policy is supported by a $1,000,000 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $1,000,000 which is held by BB & T. The Company elected to increase it per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of it workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. Through December 31, 2006 or 12 months the Company had paid approximately $372,000 in policy administrative cost and approximately $210,000 in actual claim losses. On June 30, 2006, US Fire Insurance Company had reserved an additional $250,000 as possible losses on pending claims.

Under this insurance program, we establish reserves, using actuarial estimates, for all losses covered under the policies As such, we believe our estimates have been accurate in the past. We are not aware of anything that would likely cause these estimates to change materially. To the extent our losses exceed our collateral and assets or the limits of our insurance policies, they will have to be funded by us. If we are forced to satisfy losses that exceed our policy limits we may be forced to liquidate certain material assets to satisfy these obligations. This would have a material adverse effect on the Company’s results of operations and financial condition.

Counties and municipalities sometimes require us to provide a surety bond or other assurance of financial and performance responsibility. We may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, we have a portfolio of surety bonds which is renewed annually.

Patents, Trademarks, and Licenses.

Southland has not applied for any patents or trademarks. Southland believes it has obtained common law rights, which are independent of the United States Patent and Trademark Office registration process, through the use of the name “Southland Health Services” and “Emergystat” in connection with its business. However, the failure of the Company to obtain proprietary protection in the future for the use of the name “Southland Health Services” or “Emergystat” could negatively affect the Company’s operations.

Environmental Matters

We are subject to federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and environmental protection. These laws and regulations include emissions to air, discharges to water, waste handling (including medical waste), remediation of contaminated sites, and protection of worker health and safety. We believe our current operations substantially comply with all applicable environmental requirements and that we maintain all material permits required to operate our business.

Certain environmental laws impose strict, and under certain circumstances joint and several, liability for investigation and remediation of the release of regulated substances into the environment. Such liability can be imposed on current or former owners or operators of contaminated sites, or on persons who dispose or arrange for disposal of wastes at a contaminated site. Releases have occurred at a few of the facilities we lease as a result of historical practices of the owners or former operators. Based on available information, we do not believe that any known compliance obligations, releases or investigations under environmental laws or regulations will have a material adverse effect on our business, financial position and results of operations. However, we cannot guarantee that these releases, newly discovered information, more stringent enforcement, changes in environmental requirements, or our inability to enforce available indemnification agreements will not result in significant costs.

Employees

At December 30, 2006, we employed approximately 858 full-time and part-time employees. We employ 457 full time and 401 part time employees. Our work force is not unionized.

Regulatory Matters

Southland’s business is subject to governmental regulations at the federal, state, and local levels. At the federal level, Southland is subject to regulations under the Occupational Safety and Health Administration, designed to protect employees, and regulations under the Health Insurance Portability, and Accountability Act of 1996 (“HIPAA”), which protects the privacy of patients’ health information handled by health care providers. The federal government also recommends standards for ambulance design and construction, medical training curricula, and designation of appropriate trauma facilities and regulates Southland’s radio licenses. Various state agencies may modify these standards or require additional standards.

Each state in which Southland operates regulates various aspects of its ambulance business. These regulations may vary widely from state to state. State requirements also govern licensing and/or certification of ambulance service providers, training and certification of medical personnel, the scope of services which may be provided by medical personnel, staffing requirements, medical controls, medical procedures, communication systems, vehicles, and equipment.

Applicable federal, state, and local laws and regulations are subject to change. Southland believes it is currently in substantial compliance with applicable regulatory requirements. However, in the future these regulatory requirements may force Southland to increase its capital and operating expenditures in order to maintain current operations or initiate new operations.

Ambulance Regulations

In February 2002, the Health Care Financing Administration, now renamed the Centers for Medicare and Medicaid Services, issued the Medicare Ambulance Fee Schedule Final Rule, or Final Rule, that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the Balanced Budget Act of 1997 to establish a national fee schedule for payment of ambulance transport services which would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services which link payments to the type of services furnished, consider appropriate regional and operational differences, and consider adjustments to accounts for inflation, among other provisions.

The Final Rule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. Prior to that date, Medicare used a charge-based reimbursement system for ambulance transport services and reimbursed 80% of charges determined to be reasonable, subject to the limits fixed for the particular geographic area. The patient was responsible for co-pay amounts, deductibles and the remaining balance of the transport cost if we did not accept the assigned reimbursement. Medicare required us to expend reasonable efforts to collect the balance. In determining reasonable charges, Medicare considered and applied the lowest of various charge factors, including the actual charge, the customary charge, the prevailing charge in the same locality, the amount of reimbursement for comparable services, and the inflation-indexed charge limit.

On April 1, 2002, the Final Rule became effective. The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. Ground providers are paid based on a base rate conversion factor multiplied by the number of relative value units assigned to each level of transport, plus an additional amount for each mile of patient transport. The base rate conversion factor for services to Medicare patients was set initially at $170.54 (which is adjusted each year by the Consumer Price Index). Adjustments to the base rate conversion factor are also included to recognize differences in relative practice costs among geographic areas, and higher transportation costs which may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on Medicare claims, which means a provider must accept Medicare’s allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from secondary insurance or the patient. Originally, the Final Rule called for a five-year phase-in period to allow providers time to adjust to the new payment rates. The national fee schedule was to be phased in at 20% increments each year, with payments being made at 100% of the national fee schedule in 2006 and thereafter.

Since April 1, 2002, the new Medicare national fee schedule has made a positive impact on the earnings and cash flow of the merged candidates. With the exception of full reimbursement of loaded miles in Tennessee and North Carolina, the new fee schedule is being phased in over a five year period. This will increase Southland’s earnings and cash flow each year with no appreciable increase in operating costs.

With the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), modifications were made to the phase-in of the ambulance fee schedule in order to mitigate decreases in reimbursement in some regions caused by the Final Rule. The Medicare Modernization Act established regional fee schedules based on historic costs in each region. Effective July 1, 2004, in those regions where the regional fee schedule exceeds the national fee schedule, the regional fee schedule is blended with the original national fee schedule on a temporary basis, until 2010. During this period, the Medicare allowable reimbursement rate will be the greater of (a) the national fee schedule and (b) a blend of the national fee schedule and the regional fee schedule. For 2004, that 20% of the blended rate was based on the national fee schedule and 80% of the blended rate was based on the regional fee schedule. For each succeeding year through 2007, the percentages will increase 20% for the national fee schedule and decrease 20% for the regional fee schedule portions of the blended rate. For 2008 and 2009, the fee schedule will remain at the 2007 mix of 20% regional and 80% national. In addition to the regional fee schedule change, the Medicare Modernization Act included other provisions for additional reimbursement for ambulance transport services provided to Medicare patients. Among other relief, the Medicare Modernization Act provides for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports for the remainder of the original phase-in period of the national ambulance fee schedule, through 2006. Although we expect these provisions under the Medicare Modernization Act to positively impact the effects of the Final Rule on our transport revenue attributable to Medicare patients, we currently are unable to predict the total impact.

State or local government regulations or administrative policies regulate rate structures in some states in which we provide ambulance transport services. For example, in certain service areas in which we are the exclusive provider of ambulance transport services, the community sets the rates for emergency ambulance services pursuant to an ordinance or master contract and may also establish the rates for general ambulance services that we are permitted to charge. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

Medicare, Medicaid, and Other Government Program Reimbursement

We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements from the federal and state governments. We are subject to governmental reviews and audits of our bills and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs occur on a regular basis as a result of these reviews and audits. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations, and determinations, all of which may materially increase or decrease the payments we receive for our services, as well as affect the cost of providing services.

Government funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by intermediaries, and governmental funding restrictions, all of which could materially impact program reimbursements for our services. In recent years, Congress has consistently attempted to curb federal spending on such programs.

Reimbursement to us typically is conditioned on our providing correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. Moreover, third party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, were provided for services that were not medically necessary, lack of sufficient supporting documentation, or for a number of other reasons. Retroactive adjustments, recoupments or refund demands may change amounts realized from third party payors. Additional factors which could complicate our billing include:

•	disputes between payors as to which party is responsible for payment,

•	the difficulty of adherence to specific compliance requirements, diagnosis coding, and various other procedures mandated by the government, and

•	failure to obtain proper physician credentialing and documentation in order to bill governmental payors.

Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are involved from time to time in regulatory reviews, audits, or investigations by government agencies of matters such as compliance with billing regulations and rules. We may be required to repay these agencies if a finding is made that we were incorrectly reimbursed, or we may lose eligibility for certain programs in the event of certain types of non-compliance. Delays and uncertainties in the reimbursement process may adversely affect our level of accounts receivable, increase the overall cost of collection, adversely affect our working capital, and cause us to incur additional borrowing costs. Unfavorable resolutions of pending or future regulatory reviews or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition, and results of operations.

We establish an allowance for discounts applicable to Medicare, Medicaid, and other third party payors and for doubtful accounts based on the credit risk applicable to certain types of payors, historical trends, and other relevant information. We review our allowance for doubtful accounts on an ongoing basis and may increase or decrease such allowance from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

We believe that regulatory trends in cost containment will continue. We cannot guarantee that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise.

Federal False Claims Act

We are subject to the federal False Claims Act, which imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. Government agencies continue civil and criminal enforcement efforts in connection with investigations of healthcare companies and their executives and managers, many of which involve the False Claims Act. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the False Claims Act in the name of the government and share in the proceeds of the lawsuit.

The government and a number of courts have taken the position that claims presented in violation of the various statutes, including the federal Anti-Kickback Statute and the Stark Law, can be considered a violation of the False Claims Act based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally-funded healthcare programs. In addition, some states have adopted similar insurance fraud, whistleblower, and false claims provisions. Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot guarantee that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Federal Anti-Kickback Statute

We are subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a person covered by Medicare, Medicaid or other governmental programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid, or other governmental programs or (3) the purchase, lease of order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid, or other governmental programs as well as civil and criminal penalties, including fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition, and results of operations.

Other Federal Healthcare Fraud and Abuse Laws

We are also subject to other federal healthcare fraud and abuse laws. Under the Health Insurance Portability and Accountability Act of 1996, there are two additional federal crimes that could have an impact on our business: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment, and/or exclusion from government-sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme, or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot guarantee that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996

The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, required the Department of Health and Human Services, or HHS, to adopt standards to protect the privacy and security of health-related information. All healthcare providers were required to be compliant with the new federal privacy requirements enacted by HHS no later than April 14, 2003. We believe we have taken reasonable measures to comply with these requirements.

The HIPAA privacy requirements contain detailed requirements regarding the use and disclosure of individually identifiable health information. Improper use or disclosure of identifiable health information covered by the HIPAA privacy regulations can result in the following civil and criminal penalties: (1) civil money penalties for HIPAA privacy violations are $100 per incident, to a maximum of $25,000, per person, per year, per standard violated; (2) a person who knowingly and in violation of the HIPAA privacy regulations obtains individually identifiable health information or discloses such information to another person may be fined up to $50,000 and imprisoned up to one year, or both; (3) if the offense is committed under false pretenses, the fine may be up to $100,000 and imprisonment for up to five years; and (4) if the offense is done with the intent to sell, transfer or use individually identifiable health information for commercial advantage, personal gain or malicious harm, the fine may be up to $250,000 and imprisonment for up to ten years.

In addition to enacting the foregoing privacy requirements, HHS issued a final rule creating security requirements for healthcare providers and other covered entities on February 20, 2003. The final security rule requires covered entities to meet specified standards by April 25, 2005. The security standards contained in the final rule do not require the use of specific technologies ( i.e. , no specific hardware or software is required), but instead require healthcare providers and other covered entities to comply with certain minimum security procedures in order to protect data integrity, confidentiality, and availability. The Company believes that it has taken reasonable steps to comply with these standards.

HIPAA also required HHS to adopt national standards establishing electronic transaction standards which all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Although these standards were to become effective October 2002, Congress extended the compliance deadline until October 2003 for organizations such as ours which submitted a request for an extension. The Company believes reasonable steps have been taken to comply with these standards.

Fair Debt Collection Regulations

Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act. The Company believes it is in substantial compliance with the Fair Debt Collection Practices Act and comparable state statutes where applicable.

We are subject to state fraud and abuse statutes and regulations. Most of the states in which we operate have adopted a form of anti-kickback law, almost all of those states also have adopted self-referral laws and some have adopted separate false claims or insurance fraud provisions. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws cover all healthcare services and not just those covered under a federally-funded healthcare program. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot guarantee that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Licensing, Certification, Accreditation, and Related Laws and Guidelines

In certain jurisdictions, changes in our ownership structure require pre-or post-notification to governmental licensing and certification agencies. Relevant laws and regulations may also require re-application and approval to maintain or renew our operating authorities or require formal application and approval to continue providing services under certain government contracts.

Paramedics and EMTs must be state-certified in order to perform emergency care services. Certification as an EMT requires completion of a minimum of 164 hours of training in a program designated by the U.S. Department of Transportation and supervised by state authorities. EMTs also may complete advanced training courses to become certified to provide certain additional emergency care services, such as administration of intravenous fluids and advanced airway management. In addition to completion of the EMT training program, certification as a paramedic requires the completion of more than 800 hours of training in advanced patient care assessment, pharmacology, cardiology, and clinical and field skills. Many of the paramedics currently employed by us served as EMTs for us prior to their certification as paramedics. We are subject to market-specific shortages of qualified EMTs and paramedics. We compete with hospitals, municipal fire departments, and other health care providers for these valued individuals. We have undertaken efforts to minimize the effect of these shortages and have implemented a number of programs to attract and retain a quality workforce, such as providing training programs, recruitment bonuses, moving allowances, and various other retention strategies. Both paramedics and EMTs must complete continuing education programs and, in some cases, state-supervised refresher training examinations to maintain their certifications. Certification and continuing education requirements for paramedics and EMTs vary among states and counties.

We maintain a commitment to providing high quality pre-hospital emergency medical care. Local physician advisory boards and medical directors develop medical protocols to be followed by paramedics and EMTs in a service area. Instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency department physicians during the administration of advanced life support procedures. In each location in which we provide services, a medical director, who usually is a physician associated with a hospital we serve, monitors adherence to medical protocol and conducts periodic audits of the care provided. In addition, we conduct retrospective care audits with our employees to evaluate compliance with medical and performance standards.

We are members of Mississippi, Louisiana, and Alabama Service Associations.

ITEM 1A.	RISK FACTORS

An investment in our common shares involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition. In order to attain an appreciation for these risks and uncertainties, investors should read this filing in its entirety and consider all of the information and advisements contained herein, including the following risk factors and uncertainties.

Risks Factors Relating To Our Business

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We believe that our currently available working capital will be sufficient to continue our business for at least the next twelve (12) months. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new products, the depletion of our working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of assets, debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot guarantee that we will be able to secure the additional cash or working capital we may require to continue our operations.

Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the company or disadvantageous to our existing shareholders.

Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to the company or disadvantageous to our existing shareholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register. If we issue additional equity securities to obtain funding, such an issuance may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. An issuance of additional equity securities would result in a reduction of an existing shareholder’s percentage interest in our Company. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.

Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business.

We have a substantial amount of debt. At December 30, 2006, we had senior debt of $1.2 million.

Our substantial debt could have important consequences to investors, including the following:

•	it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt,

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired,

•	we must use a significant portion of our cash flow for payments on our debt, which will reduce the funds available to us for other purposes,

•	we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited,

•	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt, and

•	our ability to borrow additional funds or to refinance debt may be limited.

Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

Our business may not generate sufficient cash flow from operating activities. The cash we require to meet contractual obligations in 2006, including our debt service, will total approximately $2.0 million. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower net revenues, or higher provision for uncollectible accounts, generally will reduce our cash flow.

If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We cannot assure investors that we could effect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting any of these alternatives. If we are not able to service our debt and other commitments, we may seek or be forced into bankruptcy, or forced to reduce our operations or discontinue our operations in their entirety.

We are currently involved in a number of lawsuits.

We are involved in several lawsuits, which, if the outcome is not successful, could have a material adverse impact on our business, including causing us to seek protection under the bankruptcy laws or forcing us to reduce or discontinue our operations entirely. For example, Pacific Capital, LP (“Pacific Capital”) filed suit against us and our subsidiary seeking repayment under a secured promissory note. Although we have asserted various defenses in this matter, if we are unsuccessful, Pacific Capital could obtain a judgment against us in the amount of approximately $602,389.43, plus costs and attorneys’ fees. If a judgment is entered against us or our subsidiary and we are unable to satisfy the judgment, Pacific Capital may attempt to levy on our assets. We may be forced to sell material assets to satisfy the judgment, which may, in turn, force us to reduce or discontinue our operations. In addition, the Internal Revenue Service has assessed Emergystat of Sulligent, Inc., a subsidiary of ours, with a deficiency of approximately $2,8000,000 for the entity’s failure to collect and remit employment taxes. If we are unsuccessful in defending this matter, the Internal Revenue Service may attempt to levy on Emergystat of Sulligent, Inc.’s assets. Emergystat of Sulligent, Inc. may be forced to sell material assets to satisfy the judgment or forced to file bankruptcy. Either event may force us to reduce or discontinue our operations. Please see the section entitled “Legal Proceedings” for a more detailed description of these proceedings as well as other legal proceedings facing the Company.

We could be subject to lawsuits for which we are not fully reserved.

In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Similarly, ambulance transport services may result in lawsuits concerning vehicle collisions and personal injuries, patient care incidents and employee job-related injuries. Some of these lawsuits may involve large claim amounts and substantial defense costs. From June 21, 2006 to June 20, 2007, we obtained insurance coverage for losses with respect to workers’ compensation, auto and general liability claims through our insurance company. Under these insurance programs, we establish reserves, using actuarial estimates, for all losses covered under the policies. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position or results of operations.

Our liability to pay for insurance program losses is collateralized by letters of credit totaling $1,000,000 which are secured by certificates of deposit in the amount of $1,000,000 and, to the extent these losses exceed our collateral and assets or the limits of our insurance policies, they will have to be funded by us.

We are subject to decreases in our revenue and profit margin under our fee-for-service contracts, where we bear the risk of changes in volume, payor mix and third party reimbursement rates.

A “fee-for-service contract” is a service contract under which we are remunerated for services performed by us (i.e. medical transports) by reference to a scale of fees for different kinds of services that are contained in or specified by a contract we have with a municipality, hospital or other third-party. In our fee-for-service arrangements, which generated approximately 89% of our fiscal 2006 and 2005 net revenue, we collect the fees for medical transports we provide, which generally is a mixture of 911 emergency transports and non-emergency pre-arranged transports.

Under these arrangements, we assume the financial risks related to changes in the mix of insured and uninsured patients and patients covered by government-sponsored healthcare programs, third party reimbursement rates and transports and patient volume. Our revenue decreases if our volume or reimbursement decreases, but our expenses do not decrease proportionately. For example, under our fee-for-services contracts, our revenue may decrease due to a reduction in the number of transports we provide or a reduction in the Medicare reimbursement rates, however, there is no corresponding reduction in our expenses because we are contractually required to have a certain number of transport vehicles staffed and ready to respond to 911 emergency calls on a 24-hour basis. Therefore, certain cost such as labor, rent, insurance, and other operating expenses continue even if we do not transport a customer. In addition, fee-for-service contracts have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods.

Our fee-for-service contractual arrangements also involve a credit risk related to services provided to uninsured individuals. This risk is exacerbated in 911 emergency response transports because the law requires communities to provide 911 emergency response services regardless of the customers ability to pay. We collect a smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients.

We may not be able to successfully recruit and retain healthcare professionals with the qualifications and attributes desired by us and our customers.

Our ability to recruit and retain healthcare professionals significantly affects our performance under our contracts. We have had difficulty in the past recruiting healthcare professionals in some of the areas we serve. In the primary states in which we operate, there were changes in the educational and certification requirements for paramedics. These changes had unintended consequences and resulted in a shortage of qualified paramedics in the southeastern United States. For example, Mississippi increased the education requirements for paramedics by increasing the length of its required training program from nine months to two years. Recognizing that the educational and certification changes had unintended consequences, these states have since revised these requirements (in 2006, Mississippi reduced the length of its required training program from two years to nine months). We are beginning to see a slight increase in the number of available paramedics, and we anticipate that the trend will continue. Notwithstanding the foregoing, we continue to compete with other entities to recruit and retain qualified healthcare professionals. Our future success in retaining and winning new contracts depends on our ability to recruit and retain healthcare professionals to maintain and expand our operations.

We are required to make significant capital expenditures for our ambulance services business in order to remain competitive.

Our capital expenditure requirements primarily relate to maintaining and upgrading our vehicle fleet and medical equipment to serve our customers and remain competitive. The aging of our vehicle fleet requires us to make regular capital expenditures to maintain our current level of service. Our capital expenditures totaled $863 thousand, $330 thousand and $934 thousand for the fiscal years which ended December 30, 2006, 2005 and 2004, respectively. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new vehicles or medical equipment, our business, financial condition or results of operations could be materially and adversely affected.

We depend on our senior management and may not be able to retain those employees or recruit additional qualified personnel.

We depend on our senior management. The loss of services of any of the members of our senior management could adversely affect our business until a suitable replacement can be found. Our operational headquarters is located in Vernon, Alabama, a rural southern town. As such, there may be a limited number of candidates with the requisite skill who are willing to serve in these positions, and we cannot guarantee that we would be able to identify or employ such qualified personnel on acceptable terms. To date, we have been able to recruit and retain qualified individuals for our senior management positions. We do not anticipate losing any of these individuals in the near future.

We must perform additional services and we are subject to financial reporting and other requirements for which our accounting and other management systems and resources may not be adequate.

In connection with becoming a reporting company under the Securities and Exchange Act of 1934 (“the Exchange Act”), we will become subject to periodic reporting and other obligations. We are working with our independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. These reporting and other obligations will place significant demands on our management, administrative and operational resources, including accounting resources.

We anticipate that we will need to hire additional tax, accounting and finance staff. We are reviewing the adequacy of our systems, financial and management controls, and reporting systems and procedures, and we intend to make any necessary changes. We believe these replacement services will result in total annual stand-alone selling, general and administrative, compensation and benefits and insurance expense of approximately $72,000 in fiscal 2006. We believe this represents our full incremental ordinary course stand-alone expense. In addition, we estimate that, in our first year as a public company, we will incur costs of approximately $116,000 to implement the assessment of controls and public reporting mandated by the Sarbanes-Oxley Act of 2002. We cannot guarantee that our estimates are accurate or that our transition to public reporting will progress smoothly, which could adversely impact our results. Moreover, our stand-alone expenses may increase. If we are unable to upgrade our financial and management controls, reporting systems and procedures in a timely and effective fashion, we may not be able to satisfy our obligations as a public company on a timely basis.

Our revenue would be adversely affected if we lose existing contracts.

A significant portion of our growth historically has resulted from increases in the number of emergency and non-emergency transports. The term of our contracts with communities to provide 911 services generally ranges from one to three years. Most of our contracts are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot guarantee that we will be successful in retaining our existing contracts or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations.

We may not accurately assess the costs we will incur under new contracts.

Our new contracts increasingly involve a competitive bidding process. When we obtain new contracts, we must accurately assess the costs we will incur in providing services in order to realize adequate profit margins and otherwise meet our financial and strategic objectives. Increasing pressures from healthcare payors to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make assessing the costs associated with the pricing of new contracts, as well as maintenance of existing contracts, more difficult. In addition, integrating new contracts, particularly those in new geographic locations, could prove more costly, and could require more management time, than we anticipate. Our failure to accurately predict costs or to negotiate an adequate profit margin could have a material adverse effect on our business, financial condition and results of operations.

The high level of competition in our segments of the market for emergency medical services could adversely affect our contract and revenue base.

The market for providing ambulance transport services to municipalities, other healthcare providers and third party payors is highly competitive. In providing ambulance transport services, we compete with governmental entities (including cities and fire districts), hospitals, local and volunteer private providers, and with several large national and regional providers, such as Rural/ Metro Corporation and American Medical Response. In many communities, our most important competitors are the local fire departments, which in many cases have acted traditionally as the first response providers during emergencies, and have been able to expand their scope of services to include emergency ambulance transport and do not wish to give up their franchises to a private competitor. We serve a large geographic area comprised of communities in seven states. Our competitors may have a variety of advantages over us based on the nature of the competitor. For example, our smaller competitors may have greater knowledge of a particular local community’s emergency medical service needs and are able to directly interact with local community leaders. On the other hand, our larger competitors generally have more discretionary working capital and larger marketing staffs that they can draw upon if they decide to expand into a specific geographic area. Working with our local mangers and staff we attempt to stay informed of challenges within each or our service areas so we can take actions as we deem necessary.

Our business depends on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

We had over 90,000 medical transports in 2006. We depend on complex, integrated information systems and standardized procedures for operational and financial information and our billing operations. We have a centralized dispatch center located in Vernon, Alabama from which we service the seven states we currently operate in. Our dispatch center utilizes radio, telephone and cellular communications to stay in contact with our units in the field. In the event we experience a communication loss for any reason, our units are dispatched locally. Our centralized billing and accounting systems are also located in Vernon, Alabama. We may not have the necessary resources to enhance existing information systems or implement new systems where necessary to handle our volume and changing needs. Furthermore, we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. Any interruptions in operations during periods of implementation would adversely affect our ability to properly allocate resources and process billing information in a timely manner, which could result in customer dissatisfaction and delayed cash flow. The failure to successfully implement and maintain operational, financial and billing information systems could have an adverse effect on our ability to obtain new business, retain existing business and maintain or increase our profit margins.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including increasing revenue from existing customers, growing our customer base, pursuing select acquisitions, implementing cost rationalization initiatives, focusing on risk mitigation and utilizing technology to differentiate our services and improve profitability. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty in achieving our strategic objectives. Any failure to implement our business strategy successfully may adversely affect our business, financial condition and results of operations and thus our ability to service our debt. In addition, we may decide to alter or discontinue certain aspects of our business strategy at any time.

Our ability to obtain adequate bonding coverage, and therefore our ability to successfully bid on new contracts, could be adversely affected by our high leverage.

On occasion, we may be required to purchase a performance bond to support our obligations under a new contract with a private entity or a municipality. Performance bonds are often required by municipalities to protect them against higher cost if we default under our contract with them. If we are unable to obtain a performance bond, we could be precluded from bidding on, or accepting, any new contracts that require us to post a performance bond. A surety company will generally evaluate our credit history, financial strength and experience prior to issuing a performance bond. Given our substantial debt and the numerous lawsuits pending against us, a surety company might be reluctant to issue a performance bond to us. Although we do not have any contracts that currently require us to maintain a performance bond, we may bid on contracts in the future that impose such a requirement. In the past, we have been able to obtain adequate bonding coverage, however, we cannot guarantee that we will have access to adequate bonding coverage in the future, or that such bonding coverage will be available on terms acceptable to us.

We may make acquisitions which could divert the attention of management and which may not be integrated successfully into our existing business.

We may pursue acquisitions to increase our market penetration, enter new geographic markets and expand the scope of services we provide. We cannot guarantee that we will identify suitable acquisition candidates, that acquisitions will be completed on acceptable terms or that we will be able to integrate successfully the operations of any acquired business into our existing business. The acquisitions could be of significant size and involve operations in multiple jurisdictions. The acquisition and integration of another business would divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue capital stock to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage, and the issuance of capital stock could dilute the interests of our stockholders. Currently, we are not contemplating the acquisition of any specific entity.

Risk Factors Related to Healthcare Regulation

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our healthcare professionals and customers, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Our healthcare professionals and our customers are also subject to ethical guidelines and operating standards of professional and trade associations and private accreditation agencies. Compliance with these guidelines and standards is often required by our contracts with our customers or to maintain our reputation.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot guarantee that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot guarantee that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

We are subject to comprehensive and complex laws and rules that govern the manner in which we bill and are paid for our services by third party payors, and the failure to comply with these rules, or allegations that we have failed to do so, can result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

Like most healthcare providers, the majority of our services are paid for by private and governmental third party payors, such as Medicare and Medicaid. These third party payors typically have differing and complex billing and documentation requirements that we must meet in order to receive payment for our services. Reimbursement to us is typically conditioned on our providing the correct procedure and diagnostic codes and properly documenting the services themselves, including the level of service provided, the medical necessity for the services, and the identity of the healthcare professional who provided the service.

We must also comply with numerous other laws applicable to our documentation and the claims we submit for payment, including but not limited to (1) “coordination of benefits” rules that dictate which payor we must bill first when a patient has potential coverage from multiple payors; (2) requirements that we obtain the signature of the patient or patient representative, when possible, or document why we are unable to do so, prior to submitting a claim; (3) requirements that we make repayment to any payor which pays us more than the amount to which we are entitled; (4) requirements that we bill a hospital or nursing home, rather than Medicare, for certain ambulance transports provided to Medicare patients of such facilities; (5) “reassignment” rules governing our ability to bill and collect professional fees on behalf of our healthcare professionals; (6) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats; and (7) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards.

Governmental and private third party payors and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules, and in some cases in the past have found that we were not in compliance. We have received in the past, and expect to receive in the future, repayment demands from third party payors based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. Our failure to comply with the billing and other rules applicable to us could result in non-payment for services rendered or refunds of amounts previously paid for such services. In addition, non-compliance with these rules may cause us to incur civil and criminal penalties, including fines, imprisonment and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, the federal Anti-Kickback Statute, the Balanced Budget Act of 1997 and other provisions of federal, state and local law. Please see the section of this filing entitled Business of the Company — Regulatory Matters for additional information.

In addition, from time to time we self-identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. In such cases, it is our practice to disclose the issue to the affected government programs and, if appropriate, to refund any resulting overpayments. Although the government usually accepts such disclosures and repayments without taking further enforcement action, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions.

If our operations are found to be in violation of these or any of the other laws which govern our activities, any resulting penalties, damages, fines or other sanctions could adversely affect our ability to operate our business and our financial results.

Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations.

We derive a majority of our revenue from direct billings to patients and third party payors such as Medicare, Medicaid and private health insurance companies. As a result, any changes in the rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results.

Government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and healthcare provider services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services.

In addition, state and local government regulations or administrative policies regulate ambulance rate structures in some jurisdictions in which we conduct transport services. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated, or to establish or maintain satisfactory rate structures where rates are not regulated.

We believe that regulatory trends in cost containment will continue. We cannot guarantee that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise. In addition, we cannot guarantee that federal, state and local governments will not impose reductions in the fee schedules or rate regulations applicable to our services in the future. Any such reductions could have a material adverse effect on our business, financial condition or results of operations.

Our contracts with healthcare facilities and marketing practices are subject to the federal Anti-Kickback Statute.

We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. “Remuneration” potentially includes discounts and in-kind goods or services, as well as cash. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. Violations of the Anti-Kickback Statute can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs.

In 1999, the Office of Inspector General of the Department of Health and Human Services (the “OIG”) issued an Advisory Opinion indicating that discounts provided to health facilities on the transports for which they are financially responsible potentially violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports from the facility. The OIG has clarified that not all discounts violate the Anti-Kickback Statute, but that the statute may be violated if part of the purpose of the discount is to induce the referral of the transports paid for by Medicare or other federal programs, and the discount does not meet certain “safe harbor” conditions. In the Advisory Opinion and subsequent pronouncements, the OIG has provided guidance to ambulance companies to help them avoid unlawful discounts.

Like other ambulance companies, we sometimes provide discounts to our healthcare facility customers (nursing homes and hospitals). Although we have made reasonable attempts to comply with the OIG’s guidance on this issue, we can not be certain that the government will not allege that certain of our contractual discounts in effect violate the Anti-Kickback Statute. If we are found to have violated the Anti-Kickback Statute, we may be subject to civil or criminal penalties, including exclusion from the Medicare or Medicaid programs, or may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims. Such a settlement may also require us to enter into a Corporate Integrity Agreement (“CIA”).

In addition to our contracts with healthcare facilities, other marketing practices or transactions entered into by us and our subsidiaries may implicate the Anti-Kickback Statute. Although we have attempted to structure our past and current marketing initiatives and business relationships to comply with the Anti-Kickback Statute, we cannot guarantee that the OIG or other authorities will not find that our marketing practices and relationships violate the statute.

Any changes in our ownership structure and operations require us to comply with numerous notification and reapplication requirements in order to maintain our licensure, certification or other authority to operate, and failure to do so, or an allegation that we have failed to do so, can result in payment delays, forfeiture of payment or civil and criminal penalties.

We and our affiliated healthcare providers are subject to various federal, state and local licensing and certification laws with which we must comply in order to maintain authorization to provide, or receive payment for, our services. For example, Medicare and Medicaid require that we complete and periodically update enrollment forms in order to obtain and maintain certification to participate in programs. Compliance with these requirements is complicated by the fact that they differ from jurisdiction to jurisdiction, and in some cases are not uniformly applied or interpreted even within the same jurisdiction. Failure to comply with these requirements can lead not only to delays in payment and refund requests, but in extreme cases can give rise to civil or criminal penalties.

In certain jurisdictions, changes in our ownership structure require pre-or post-notification to governmental licensing and certification agencies, or agencies with which we have contracts. Relevant laws in some jurisdictions may also require re-application or re-enrollment and approval to maintain or renew our licensure, certification, contracts or other operating authority. Similarly, the change in corporate structure and ownership in connection with this offering may require us to give notice, re-enroll or make other applications for authority to continue operating in various jurisdictions.

If an agency requires us to complete the re-enrollment process prior to submitting reimbursement requests, we may be delayed in payment, receive refund requests or be subject to recoupment for services we provide in the interim. The change in ownership effected by our acquisition of additional subsidiaries or this offering may require us to re-enroll in one or more jurisdictions, in which case reimbursement from the relevant government program is likely to be deferred for several months. This would affect our cash flow but would not affect our net revenue. We do not expect the impact of this deferral to be material to us unless several jurisdictions require us to re-enroll.

While we have made reasonable efforts to substantially comply with these requirements in connection with prior changes in our operations and ownership structure, and will do so in connection with this offering, we cannot guarantee that the agencies that administer these programs or have awarded us contracts will not find that we have failed to comply in some material respects. A finding of non-compliance and any resulting payment delays, refund demands or other sanctions could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to effectively adapt to changes in the healthcare industry, our business may be harmed.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. We anticipate that Congress and state legislatures may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the healthcare delivery system.

We cannot guarantee as to the ultimate content, timing or effect of changes, nor is it possible at this time to estimate the impact of potential legislation. Further, it is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of our customers. It is possible that changes to the Medicare or other government program reimbursements may serve as precedent to similar changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare and other government payor programs which could have a material adverse effect on our business, financial condition or results of operations.

Risk Factors Relating to Our Stock

There has been no public market for our common stock. An active trading market for our common stock may not develop or be sustained after this distribution. The lack of a public market may impair the value of shares of our common stock and the ability to sell them at any time.

There is no active trading market for our common stock, and if a market for our common stock does not develop our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to apply to have our common stock listed on the NASDAQ Stock Market. In order to do this, we must file an application with NASDAQ and meet all of its required listing standards. We cannot provide our investors with any assurance that our common stock will be traded on the NASDAQ Stock Market or, if traded, that a public market will materialize. If our common stock is not listed on the NASDAQ Stock Market or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have received in the Spin-off and may lose all of their investment.

The price at which investors purchase our common shares may not be indicative of the price that will prevail in the trading market, if a trading market is ever established. Investors may be unable to sell their common shares at or above their purchase price, which may result in substantial losses. The volatility in our common share price may subject us to securities litigation.

The market price of our common stock, if listed, is likely to be highly volatile and could fluctuate widely in price in response to various factors. First, if our common stock is listed, we will likely have relatively few common shares outstanding in the “public float” since most of our shares are held by a small number of shareholders. In addition, if listed, our common shares will likely be sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without a material reduction in share price. Second, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our common stock is subject to the “Penny Stock” rules of the SEC, which make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our securities are subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We do not intend to pay cash dividends.

We do not intend to pay cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our current, as well as any future, financing agreements may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be investors’ sole source of potential gain for the foreseeable future.

Our issuance of additional common shares or preferred shares, or options or warrants to purchase those shares, would dilute investors’ proportionate ownership and voting rights. Our issuance of preferred shares, or options or warrants to purchase those shares, could negatively impact the value of investors’ investment in our common shares as the result of preferential voting rights or veto powers, dividend rights, disproportionate rights to appoint directors to our board, conversion rights, redemption rights and liquidation provisions granted to the preferred shareholders, including the grant of rights that could discourage or prevent the distribution of dividends to shareholders, or prevent the sale of our assets or a potential takeover of our Company that might otherwise result in shareholders receiving a distribution or a premium over the market price for investors’ common shares.

We are entitled, under our certificate of incorporation to issue up to 300,000,000 common and 50,000,000 “blank check” preferred shares. After taking into consideration our outstanding common and preferred shares as of April 10, 2007, we will be entitled to issue up to 271,851,305 additional common shares and 50,000,000 preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot guarantee that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to our Company and shareholders to the maximum extent permitted under Florida corporate law. Our bylaws also require us to indemnify our directors to the maximum extent permitted by Florida corporate law. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Vehicle Fleet. We operate approximately 154 medical transportation vehicles. Of these, approximately 120 are ALS ambulances and 19 are BLS ambulances, while 15 are wheelchair vans. We own 100% of our vehicles. We operate two maintenance facilities to both repair our fleet and conduct preventative maintenance. Our maintenance facility in Vernon, Alabama includes 5 mechanics, 1 clerical employee, and 36 part-time porters/drivers. The second maintenance facility located in Kingsport, Tennessee has 2 mechanics and 2 porters/drivers.

Facilities. As of December 31, 2006, we owned three small facilities and leased sixty-two facilities. All of these facilities are used by the Company to provide ambulance services in the seventy counties in which we operate. Our aggregate monthly rent for these facilities is approximately $42,000. The Company also leases a 15,000 square foot facility in Vernon, Alabama which contains Southland’s operational corporate headquarters. Southland’s billing, dispatch, accounting and administration departments operate out of this office.

ITEM 3.	LEGAL PROCEEDINGS

Pacific Capital, L.P. v. Emergystat, Inc., et al. On August 24, 2005, Pacific Capital, LP (“Pacific Capital”) filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M) naming eleven defendants, including the Company and its subsidiaries, Emergystat, Inc. and Southland Health Services, LLC, and Bad Toys Holdings, Inc. (“BTH”), which formerly owned a majority of the Company’s stock. The complaint seeks to recover $874,437.44 (plus interest, costs, and attorney’s fees) that Pacific Capital alleges it is owed under a Secured Promissory Note issued by Quality Care Ambulance Service, Inc. (“QCA”) and Quality Transportation Services, Inc. (“QTS”) to Pacific Capital in the original principal amount of $1,000,000 (the “Note”). The complaint also seeks an award of punitive damages in the amount of $3 million, or alternatively, an award of treble damages. The primary crux of Pacific Capital’s complaint is centered on its allegations that Southland Health Services, LLC, assumed a debt owed to Pacific Capital by QCA in the amount of $602,389.43 and that the Company and BTH are liable to Pacific Capital under a successor-in-interest and/or merger/consolidation theory. Pacific Capital has asserted a total of twenty-two claims against the various defendants in the case. Southland Health Services, LLC, the Company, and BTH vigorously oppose the allegations and claims of Pacific Capital and believe that no monies are owed to Pacific Capital by them. On August 16, 2006, Pacific Capital moved for summary judgment against the Company and Southland Health Services, LLC. This motion was denied by the Law Court for

Sullivan County finding that there were a number of genuine issues of material fact. Further, Defendant Joe Cerone has moved to consolidate this action with the action of Bad Toys Holdings, Inc. v. Glenn Crawford, et al. The hearing on this motion has been postponed on several occasions due to Defendant Cerone’s recent bankruptcy filing, which has stayed further proceedings in this matter against Defendant Cerone. Pacific Capital has filed a motion for relief from the stay in the bankruptcy court — this motion is scheduled to be heard in March 2007. A trial date has not yet been set, and it is still too early in the case to estimate the likelihood of an adverse outcome.

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of the Company’s subsidiary, Med Express of Mississippi, LLC (“Med Express”), regarding various billing issues including Leake County, Mississippi. The period under review is from January 2000 through December 2004, which occurred prior to the acquisition of the Company by Bad Toys Holdings, Inc. The Company is contractually obligated by the county governments to provide Advance Life Support (“ALS”) service in response to all calls it receives in the Mississippi counties in which it operates. Due to this, prior management billed the State of Mississippi at an ALS rate for each transport provided, even if a Basic Life Support (“BLS”) service would have been sufficient under the circumstances. The State of Mississippi has taken the position that it should have been billed at a BLS rate if a BLS transport was provided, regardless of what type of service mandated by the county. Due to these actions, the State of Mississippi has issued a draft assessment to the Company based on a statistical sample, which the Company believes contains multiple errors. The Company has hired an expert statistician to review the findings of the State of Mississippi. The consultant and the State are working together to resolve the matters related to the statistical sample. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give and estimate a range of loss. The Company continues to treat this matter very seriously and is working with the Attorney General to resolve this matter as expeditiously as possible. In addition, it now bills the State of Mississippi based on the type of service provided and no longer bases its billing on the type of ambulance used to perform the service.

Emergystat of Sulligent, Inc. v. United States Internal Revenue Service. The Internal Revenue Service has assessed Emergystat of Sulligent, Inc. (“Sulligent”), a subsidiary of the Company, with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the United States in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to 26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service was stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit. The government has filed a Motion for Summary Judgment, which, if granted, would result in the dismissal of the lawsuit. The Motion for Summary Judgment was heard on August 21, 2006. On August 17, 2006, the government filed a motion asserting that cause exists under 26 U.S.C. § 6330(e)(1) to permit the Internal Revenue Service to levy while the action is pending, on the grounds that Sulligent incurred substantial new unpaid employment tax liabilities after filing the district court action. On March 7, 2007, the Court granted the Internal Revenue Services motion for Summary Judgment and Motion to Permit Levy. As such, the Internal Revenue Service may now levy on Sulligent’s assets to satisfy the above-described deficiencies.

General Electric Capital Corporation v. Bad Toys Holdings, Inc. On or about March 6, 2006, GE Capital filed a complaint against our parent company, Bad Toys Holdings, Inc. in the United States District Court for the District of Maryland, Civil Action No. 06-cv-559. GE Capital’s complaint arose from the Tri-Party Agreement that GE Capital contends obligates Bad Toys to guarantee the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. Bad Toys has responded to the complaint and filed affirmative defenses that, if successful, would deny any relief in favor of GE Capital. On October 12, 2006, GE Capital moved for summary judgment against Bad Toys, seeking at least $2 million on its claims. Both parties exchanged written discovery in the case, and the Company deposed GECC. On February 26, 2007, the Court heard oral argument on GE Capital’s motion for summary judgment. After the hearing, the Court granted GE Capital’s motion in part in the amount of $1,745,452, and deferred ruling on the balance of GE Capital’s claims in the approximate amount of $532,000. A final hearing on the matter is scheduled for June 11, 2007.

Bad Toys Holdings, Inc. v. Glenn Crawford, et al.; Glen Crawford, et al. v. Emergystat of Sulligent, et al.; Glenn Crawford, et al. v. Bad Toys Holdings, Inc., et al. On December 12, 2005, Bad Toys Holdings, Inc., which formerly owned the majority of the stock of the Company, filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of the Company, seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on December 26, 2004, by which Bad Toys purchased the outstanding stock of the Company. The defendants misrepresented to Bad Toys the financial condition of the Company, thereby causing a significant inflation in the agreed upon purchase price. Bad Toys has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of the Company. Bad Toys has also demanded compensatory and punitive damages. Defendant Joe Cerone has moved to consolidate this action with the action of Pacific Capital, L.P. v. Emergystat, Inc., et al. The hearing on this motion has been postponed on several occasions due to Defendant Cerone’s recent bankruptcy filing, which has put an automatic stay on further proceedings in this matter.

In addition to the matters described above, the Internal Revenue Service has assessed Emergystat of Sulligent, Inc., a subsidiary of ours, with a deficiency of approximately $2,800,000 for the entity’s failure to collect and remit employment taxes. The Internal Revenue Service may attempt to levy on Emergystat of Sulligent, Inc.’s assets to satisfy this deficiency. Emergystat of Sulligent, Inc. may be forced to sell material assets to satisfy the judgment or forced to file bankruptcy. Either event may force us to reduce or discontinue our operations.

Other than those proceedings described above, neither the Company nor our property is a party to any known proceeding that a governmental authority is contemplating.

Other than as described above, this disclosure does not cover levies or other administrative actions taken by the United States Internal Revenue Service or state departments of revenue.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to apply to have our common stock listed on the NASDAQ Stock Market. In order to do this, we must file an application with NASDAQ and meet all of its required listing standards. We cannot provide our investors with any assurance that our common stock will be traded on the NASDAQ Stock Market or, if traded, that a public market will materialize.

The number of holders of record of our common stock was 1,264, as of April 10, 2007.

We have not paid and do not intend to pay cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our current, as well as any future, financing agreements may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be investors’ sole source of potential gain for the foreseeable future.

We have no securities authorized for issuance under equity compensation plans. We had no sales of unregistered securities in the three most recent fiscal years. Our first registration statement, registering 28,148,695 of our common shares for resale (file no. 333-134797), declared effective on January 5, 2007, was part of a spin-off transaction which did not result in any proceeds to the Company. There were no repurchases of equity securities by the Company in the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED AND SUPPLEMENTARY FINANCIAL DATA

Please read the selected financial data presented below in conjunction with the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this filing. The selected financial data presented below under the heading “Statement of Operations Data” for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, and the selected financial data presented below under the heading “Balance Sheet Data” as of December 31, 2006 and December 31, 2005, have been derived from our audited financial statements included elsewhere in this filing. The selected financial data presented below under the heading “Statement of Operations Data” for the fiscal year ended December 31, 2002 and the selected financial data presented below under the heading “Balance Sheet Data” as of December 31, 2003 and 2002, have been derived from our audited financial statements that are not included in this filing. The unaudited selected financial data presented below under the headings “Other Financial Data” for all periods presented, have been derived from our internal records of our operations, except with respect to gross profit as a percentage of net sales for all periods, which is derived from our audited financial statements included elsewhere in this filing or from our audited financial statements that are not included in this filing.

	Year Ended(1)
	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
	(in thousands, except per share data)
Statement of Operations Data
Net Revenues	$26,960	$30,097	$39,430	$44,101	$43,294
Expenses:
Payroll and employee benefits	12,681	14,139	19,742	20,695	21,409
Provision for doubtful accounts	5,771	7,540	9,672	9,359	8,145
Depreciation and amortization	437	675	2,509	491	693
Other operating expenses	6,699	6,623	9,312	8,564	9,779

Total expenses	25,588	28,977	41,235	39,110	40,028

Income (loss) from operations	1,373	1,120	(1,805)	(4,991)	3,267
Interest income	6	32	6	552	366
Interest expense	(388)	(262)	(962)	(1,185)	(484)

Income (loss) before income taxes	990	890	(2,761)	4,358	3,149
Tax Provision (expense) benefit	—	—	—	(1482)	(1,201)

Net income (loss)	990	890	(2,761)	2,876	1,948

Net income (loss) applicable to common shareholders	$990	$890	$(2,761)	$2,876	$1,948

Basic	$0.04	$0.03	$(0.10)	$.10	$.07
Diluted	$0.04	$0.03	$(0.10)	$.10	$.07
Weighted average basic shares outstanding	28,148	28,148	28,148	28,148	28,148
Weighted average diluted shares outstanding	28,148	28,148	28,148	28,148	28,148

	Year Ended
	December 31, 2004	December 31, 2005	December 31, 2006
Balance Sheet Data
Cash and cash equivalents	221	47	$12
Accounts receivable	8,932	9,215	10,498
Total assets	16,115	17,288	21,662
Accounts payable	1,089	523	541
Payroll taxes payable	4,513	5,718	8,460
Borrowings under the A/R credit agreement	2,183	1,329	1,245
Long term debt	2,942	1,924	1,025
Redeemable convertible preferred stock	0	0	0
Accumulated, undeclared preferred stock dividends	0	0	0
Total shareholders’ equity (deficit)	2,183	5,059	7,007

	Year Ended
	December 31, 2001	December 31, 2002	December 31, 2003
Balance Sheet Data
Cash and cash equivalents	316	150	81
Accounts receivable	5,231	6,026	6,743
Total assets	8,446	11,628	13,383
Accounts payable	254	640	881
Payroll taxes payable	1,230	2,467	2,035
Borrowings under the A/R credit agreement	2,170	1,209	1,686
Long term debt	309	1,182	1,029
Redeemable convertible preferred stock	0	0	0
Accumulated, undeclared preferred stock dividends	0	0	0
Total shareholders’ equity (deficit)	3,598	3,871	4,943

Other Financial Data (unaudited):

Southland Health Services, Inc.

Supplemental Financial Data - Quarterly - 2006

	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006
Net Revenue	$10,495,481	$10,988,003	$11,329,241	10,531,241
Payroll and employee benefits	4,928,650	5,800,697	6,516,010	5,284,309
Provision for doubtful accounts	1,812,224	2,201,847	2,041,042	2,090,022
Depreciation and Amortization	122,695	127,397	173,092	270,064
Other Operating Expenses	2,219,009	1,827,511	2,195,384	2,388,244

Total Operating Expenses	9,082,578	9,957,452	10,925,528	10,032,639
Operating Income	1,412,903	1,030,551	403,713	498,602
Interest Expense	(199,724)	(46,351)	(54,483)	(183,930)
Other income/expense				(9,196)
Interest Income	75,530	71,758	71,321	77,128

	(124,194)	25,407	16,838	(115,998)
Income from before tax provision	1,288,709	1,055,958	420,551	382,604
Income tax benefit (provision)	(440,881)	(42,302)	(142,987)	(254,871)

Net (Income)	$847,828	$1,013,656	$277,564	127,733

Net income applicable to common shareholders	$847,828	$1,013,656	$277,564	127,733
Net income per share:
Basic	$0.03	$0.04	$0.01	0.00
Diluted	$0.03	$0.04	$0.01	0.00
Weighted average basic shares outstanding	28,148	28,148	28,148	28,148
Weighted average diluted shares outstanding	28,148	28,148	28,148	28,148

Other Financial Data (unaudited):

Southland Health Services, Inc.

Supplemental Financial Data - Quarterly - 2005

	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005
Net Revenue	$11,105,561	$10,711,528	$11,731,694	$10,552,652
Payroll and employee benefits	4,950,009	4,778,300	5,230,621	5,736,380
Provision for doubtful accounts	2,355,756	2,228,630	2,430,456	2,344,604
Depreciation and Amortization	122,962	113,527	122,695	131,863
Other Operating Expenses	2,590,013	2,229,410	2,213,166	1,531,414

Total Operating Expenses	10,018,741	9,349,867	9,996,938	9,744,262
Operating Income	1,086,820	1,361,661	1,734,755	808,390
Interest Expense	(209,423)	(232,000)	(324,472)	(419,188)
Interest Income	36,683	320	7,135	507,601

	(172,740)	(231,680)	(317,337)	88,413
Income from before tax provision	914,080	1,129,981	1,417,419	896,803
Income tax benefit (provision)	(310,787)	(384,193)	(481,923)	(304,914)

Net (Income)	$603,293	$745,787	$935,497	$591,889

Net income applicable to common shareholders	$603,293	$745,787	$935,497	$591,889
Net income per share:
Basic	$.02	$.03	$.03	$.02
Diluted	$.02	$.03	$.03	$.02
Weighted average basic shares outstanding	28,148	28,148	28,148	28,148
Weighted average diluted shares outstanding	28,148	28,148	28,148	28,148

ITEM 7.	MD & A OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information appearing elsewhere in this filing, including “Selected and Supplementary Financial Data”

General

Southland Health Services, Inc., (“Southland,” “we,” “us,” or the “Company”) a Florida corporation with corporate offices located in Vernon, Alabama and Kingsport, Tennessee, was formed in 2003 to provide health care services including emergency and non-emergency ambulance services. Ambulance services are offered under the trade name “Emergystat.” Effective as of May 2, 2004, the Company acquired 100% of Emergystat, Inc. and Emergystat of Sulligent, Inc., and 100% of Southland Health Services, LLC. Southland’s subsidiaries include Southland Health Services, LLC, Emergystat, Inc., Emergystat of Sulligent, Inc., Med Express of Mississippi, LLC, and Extended EMS, Inc.

Results of Operations

Comparison of Year Ended December 31, 2006 and December 31, 2005.

Revenues. Revenues for the year ended December 31, 2006 were $43.3 million which was a decrease of $0.8 million when compared to the $44.1 million for the year ended December 31, 2005. This decrease was attributable to the costs of the Company moving out of less profitable geographic areas it serves. The decrease in our revenue is primarily attributable to lower run transport volume in our 911 operations.

Operating Costs. Operating cost increased $.9 million for the year ended December 31, 2006 to $40.0 million when compared to $39.1 million for the year ended December 31, 2005. This increase was due principally to increase in wages, fuel costs and other operational costs. The increase is primarily attributable to an increase in direct wage cost caused by increases in overtime and the start up cost and inefficiencies associated with the new contracts we entered into in the second quarter. We have also incurred increased legal fees in connection with our defense of certain acquired lawsuits set forth in greater detail in the section entitled “Legal Proceedings.” We also have incurred additional professional accounting and legal fees in connection with the preparation and filing of this Registration Statement on Form S-1.

Other Income/ (Expense). Other Expense decreased $0.5 million for the year ended December 31, 2006 to $.1 million when compared to $0.6 million for the year ended December 31, 2005. The decrease in other income/ expense is primarily attributable to reduced interest expense incurred by the Company for the year.

Net Income/Loss. Net Income decreased $0.9 for the year ended December 31, 2006 with net income of $1.9 million when compared to net income of $2.8 million for the year ended December 31, 2005. The decrease in net income is primarily attributable to an increase in direct wage cost caused by increases in overtime; the start up cost and inefficiencies associated with the new contracts we entered into in the second quarter; increased legal fees associated with the defense of certain acquired lawsuits and the filing of the S-1; and decreases in net revenue due to lower 911 call volume.

Comparison of Year Ended December 31, 2005 and December 31, 2004.

Revenues. Revenues for the year ended December 31, 2005 were $44.1 million which was an increase of $4.7 million when compared to $39.4 million for year ended December 31, 2004. This increase is primarily attributable to the expansion of our Virginia operations as well as management’s ability to renegotiate transport rates in various operations. In fiscal 2005, the Company’s new management evaluated existing contracts and chose to exit five existing contracts for lack of profitability. The Company was able to obtain three new profitable sole provider contracts during the same period. During the ordinary course of business, the Company is required to negotiate or bid on its existing contracts. During fiscal 2005, the Company was able to successfully re-negotiate all contracts that were up for renewal. The days sales of accounts receivable were 76 days and 83 days at December 31, 2005 and 2004, respectively. During 2005, the Company increased the accounts receivable department by approximately 25% and implemented additional procedures to improve the overall collection efforts.

Operating Costs. Operating cost decreased $2.1 million for the year ended December 31, 2005 to $39.1 million when compared to $41.2 million for the year ended December 31, 2004. The decrease in aggregate operational costs is primarily attributable to the amortization and a one-time write-off of goodwill in the amount of $1.9 million, which was associated with Tennessee provider contracts. In fiscal 2005, bad debt decreased by $0.3 million to $9.4 million. As a percent of net sales, bad debt improved to 21.3% as compared to 25%. This improvement in bad debt as a percent of net sales is a reflection of the new management’s focus on improved collections. The Company saw payroll cost and benefits increase as a percent of net sales from 42% in fiscal 2004 to 47% in fiscal 2005. This increase is associated with excess overtime primarily in Mississippi. Management believes that the overtime is directly related to a current shortage of paramedics and is focused on various ways of recruiting and hiring paramedics.

Other Income/ (Expense). Other Expense decreased ($0.32) million for the year ended December 31, 2005 to ($0.63) million when compared to ($0.96) million for the year ended December 31, 2004. The decrease in other income/ (expense) is primarily attributable to increased interest income reported for the period.

Net Income/Loss As a result of the foregoing, net income increased $5.7 million to $2.9 million in fiscal 2005 as compared to a net loss of ($2.8) million in fiscal 2004.

Liquidity and Capital Resources

Cash and cash equivalents were $11,869, $46,889 and $220,665 as of December 31, 2006, 2005 and 2004, respectively. The Company requires cash to pay its operating expenses, make capital expenditures and service its debt and other long-term liabilities. The Company’s principal source of funds is from its operations. The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations, but will not be sufficient to retire the full amount of the obligations asserted to be owing to the Internal Revenue Service and General Electric Capital Corporation (“GE Capital”). The Internal Revenue Service could levy against our subsidiary, Emergystat of Sulligent, Inc., at any time, which could adversely impact our liquidity. The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. The Company is currently in negotiations to secure a $10,000,000 asset-based line of credit. If successful, the Company will use the proceeds from the line of credit to retire the full amount of the indebtedness asserted to be owing to the Internal Revenue Service and GE Capital. Even though the Company can sustain its current operations internally, in addition to obtaining an asset-based line of credit, the Company’s financing plans for 2007 also include raising additional capital through a private placement of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the IRS and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition. Furthermore, although we believe that our currently available working capital will be sufficient to continue our business for at least the next twelve (12) months, should our costs and expenses prove to be greater than we currently anticipate due to the unsuccessful outcome of any of the legal proceedings described in this filing, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new product lines, the depletion of our working capital would be accelerated. As noted above, we are seeking to secure a $10,000,000 asset-based line of credit. However, we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

The Company expects to continue its improved cash collections and intense management of collections over the next twelve months. The Company’s plans also include expansion via acquisition of ambulance service companies as well as additional new provider contracts.

Fiscal Year 2006

Operating Activities. Net cash provided by operating activities was $3.2 million in 2006. Contributing to the cash provided from operating activities during 2006 was net income from continuing operations of $2.0 million, offset by depreciation and amortization of $0.7 million, and changes in working capital of $0.5 million

Investing Activities. Investing activities related to continuing operations used $1.9 million in 2006. In 2006, we made capital expenditures of $0.9 million, mainly for ambulances as well as productivity improvements and for system and facility costs.

Financing Activities. In 2006, financing activities used $1.2 million of cash comprised of $1.3 million for reduction in notes payable, $0.4 million advanced to affiliates and $0.5 million received from the majority shareholder.

On June 21, 2006, the Company was issued a policy from U. S Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy is to run from June 21, 2006 to June 20, 2007 and contains per claim deductible amounts of $350,000 with an aggregate stop loss of $1,600,000. This policy is supported by a $1,000,000 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $1,000,000 which is held by BB & T. The Company elected to increase it per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of it workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. Through December 31, 2006 or 12 months the Company had paid approximately $372,000 in policy administrative cost and approximately $210,000 in actual claim losses. On June 30, 2006, US Fire Insurance Company had reserved an additional $250,000 as possible losses on pending claims.

Under this insurance program, we establish reserves, using actuarial estimates, for all losses covered under the policies As such, we believe our estimates have been accurate in the past. We are not aware of anything that would likely cause these estimates to change materially. To the extent our losses exceed our collateral and assets or the limits of our insurance policies, they will have to be funded by us. If we are forced to satisfy losses that exceed our policy limits we may be forced to liquidate certain material assets to satisfy these obligations. This would have a material adverse effect on the Company’s results of operations and financial condition.

Fiscal Year 2005

Operating Activities. Net cash generated by operating activities was $5.5 million in 2005. Contributing to the generation of cash from operating activities during 2005 was net income from continuing operations of $2.8 million, depreciation and amortization of $0.5 million, and a decrease in working capital accounts of $2.1 million. In general, the Company saw accounts receivable collections increase due primarily to its focus on improved processes and collections and a reduction in accounts payable primarily due to timing of payments.

Investing Activities. Investing activities related to continuing operations used $3.3 million in 2005. In 2005, the Company made capital expenditures of $0.3 million for ambulance purchases, productivity improvements and system and facility.

Financing Activities. In 2005, the Company used $2.3 million of net cash in financing activities. The Company retired approximately $1.0 million of its outstanding principal debt to GE Capital and GE Healthcare Financial Services, Inc. as well as approximately $1.3 million on other primarily vehicle credit facilities.

Fiscal Year 2004

Operating Activities. Net cash provided by continuing operations operating activities was $0.6 million in 2004. Contributing to the cash provided from operating activities during 2004 was net losses from continuing operations of ($2.8) million, offset by depreciation and amortization of $2.5 million, and changes in working capital of $1.8 million.

Investing Activities. Investing activities related to continuing operations used $1.4 million in 2004. In 2004, we made capital expenditures of $0.9 million, mainly for productivity improvements and for system and facility costs.

Financing Activities. In 2004, financing activities provided $2.1 million of cash.

Borrowing Arrangements

Senior Secured Credit Facility. Our subsidiaries, Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) entered into that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Borrower is also indebted to GE Healthcare Financial Services (the “GE Healthcare Obligation”) in the amount of $0.3 million. The Borrower defaulted under both the GE Line of Credit and the GE Healthcare Obligation. As of the date of this filing, the outstanding balances on the GE Line of Credit and GE HealthCare Obligation are approximately $1.3 million and $0.3 million, respectively. During fiscal year 2005, the Company made all required payments on the GE Healthcare Obligation. The GE Line of Credit was in forbearance at the time we acquired these companies, therefore, we had no borrowing capability under the GE Line of Credit in 2005 or 2004. During fiscal year 2005, the Company paid approximately $1.9 million towards the GE Line of Credit. Of the amount paid, approximately $0.9 million was paid to GE in the form of fees, penalties and interest arising out of the numerous forbearance agreements entered into by the parties and approximately $1.0 million was paid on the outstanding principal balance.

The Company believes the short term impact of its alleged default under the GE Line of Credit and GE Healthcare Obligation will have a positive impact on the Company’s short-term cash flow as it will no longer have the obligation to pay the excessive forbearance fees, legal fees, penalties, and interest it had paid during fiscal 2005. As previously stated, the Company is in negotiations to obtain an new asset-based line of credit and, if successful, the proceeds will be used to satisfy the GE Line of Credit and the GE Healthcare Obligation. Since December 1, 2004, the Company has paid GE Capital approximately $1.2 million in forbearance fees, legal fees, penalties, and interest in addition to the $1.0 million in principal previously described. Please see the section of this filing entitled “Legal Proceedings” for additional information on the dispute between the Borrower and GE Capital and the judgment entered against the Company.

Liquidity

On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) against Emergystat of Sulligent, Inc. (“Sulligent”), a subsidiary of Southland Health Services, Inc., in connection with the entity’s failure to collect and remit employment taxes of approximately $2,800,000, inclusive of penalties and interest. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the Internal Revenue Service in the United States District Court for the Northern District of Alabama requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service was stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit. The government has filed a Motion for Summary Judgment, which, if granted, would result in the dismissal of the lawsuit. The Motion for Summary Judgment was heard on August 21, 2006. On August 17, 2006, the government filed a motion asserting that cause exists under 26 U.S.C. § 6330(e)(1) to permit the Internal Revenue Service to levy while the action is pending, on the grounds that Sulligent incurred substantial new unpaid employment tax liabilities after filing the district court action. On March 7, 2007, the Court granted the Internal Revenue Services motion for Summary Judgment and Motion to Permit Levy. As such, the Internal Revenue Service may now levy on Sulligent’s assets to satisfy the above-described deficiencies. If the Internal Revenue Service proceeds to levy against Sulligent’s assets, the act will have an adverse impact on the Company’s financial position. To prevent this from occurring, and as discussed above, the Company is aggressively pursuing various financing alternatives, the proceeds of which the Company intends to use to satisfy its obligations to the Internal Revenue Service. The Company has accrued the liability for these federal payroll taxes payable. It is included as part of the line item “Accrued and withheld taxes” on the balance sheets of the Company. Please see the section of this filing entitled “Legal Proceedings” for additional information on this matter.

In addition to the foregoing proceeding, the Internal Revenue Service also assessed Sulligent with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 31, 2005 and March 31, 2006. On July 5, 2006, the IRS sent Sulligent a Notice of Intent to Levy in connection with the assessment. Shortly thereafter, Sulligent filed a Collection Due Process request in response to the proposed levy. On October 19, 2006, the IRS issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330 in response to Sulligent’s Collection Due Process Request. Pursuant to the notice, the IRS advised Sulligent that it would not be eligible for collection alternatives and that the IRS could proceed to levy against Sulligent’s assets. On November 20 2006, the period under which Sulligent could request a review of the IRS’s collection actions expired. As such, the IRS also may levy Sulligent’s assets to satisfy the above-described tax deficiencies.

In total, the Internal Revenue Service has assessed Sulligent with a deficiency of approximately $5,800,000 and may levy Sulligent’s assets to satisfy this deficiency. The Company is treating this matter very seriously and is working aggressively with the Internal Revenue Service to resolve this matter. The Company is currently in negotiations to secure a $10,000,000 asset based line of credit. If successful, the Company will use the proceeds from this line to retire the indebtedness to the Internal Revenue Service and GE Capital. However, if the Company cannot secure a funding source to retire the indebtedness to the IRS and the IRS proceeds to levy, Sulligent may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition.

Liquidity And Proposed Plans For The Next Twelve Months

The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations throughout the upcoming year, but will not be sufficient to retire the full amount of the obligations asserted to be owing to the Internal Revenue Service and GE Capital. The Company is currently in negotiations to secure a $10,000,000 asset-based line of credit. If successful, the Company will use the proceeds from the line of credit to retire the full amount of the indebtedness asserted to be owing to the Internal Revenue Service and GE Capital. If the Company cannot secure a funding source to retire the indebtedness to the IRS and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition. Furthermore, although we believe that our currently available working capital will be sufficient to continue our business for at least the next twelve (12) months, should our costs and expenses prove to be greater than we currently anticipate due to the unsuccessful outcome of any of the legal proceedings described in this filing, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new product lines, the depletion of our working capital would be accelerated. As noted above, we are seeking to secure a $10,000,000 asset-based line of credit. However, we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

The Company expects to identify from time to time, as part of its growth strategy, potential acquisition candidates and, depending on the size of the acquisition require additional capital to be provided either through increases in an asset-based line of credit, various structured financing, or private placements of its securities.

Contractual Obligations and Commercial Commitments

The following table describes our commitments to settle contractual obligations as of December 31, 2006:

	Payments due by period (Amounts stated in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable-current	$741	$741
Long-term debt	3,561	2,989	482	90
Operating lease Obligations	1,532	692	360	240	240
Capital lease Obligations
Purchase obligations
Other Long-Term Liabilities
Total contractual obligations	$5,834	$4,422	$842	330	240

The following table describes our commitments to settle contractual obligations as of December 31, 2005:

	Payments due by period (Amounts stated in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable-current	$1,073	$1,073
Long-term debt	3,254		3,254
Operating lease Obligations	747	659	88
Capital lease Obligations
Purchase obligations
Other Long-Term Liabilities
Total contractual obligations	$5,074	$1,732	$3,342

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments which affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock Based Compensation

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe that it will impact the Company’s overall results of operations and financial position.

Impairment or Disposal of Long-Lived Assets. In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. We adopted the new standard on January 1, 2002; the adoption did not have an effect on our consolidated financial statements.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument which is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this Statement is not expected to have a material effect on our financial statements.

Claims Liability and Professional Liability Reserves

We are self-insured up to certain limits for costs associated with workers’ compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. The reserves for workers’ compensation claims are based upon actuarial valuations that are prepared by our outside actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns, changes in case reserves and the assumed rate of increase in healthcare. Our reserves for automobile, professional liability claims and general business claims are based on management’s review of historical experience and recent trends. Historical experience and recent trends are the most significant factors in the determination of these reserves. We believe the use of our methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. Our estimates and assumptions have been accurate in the past and our method of determining our estimates and assumptions has been applied consistently, except for a change in June 2005 when we converted to a self-insured style program for workers’ compensation insurance. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases.

Trade and Other Accounts Receivable

Our internal billing operations have primary responsibility for billing and collecting our accounts receivable. We utilize various processes and procedures in our collection efforts depending on the payor classification; these efforts include monthly statements, written collection notices and telephonic follow-up procedures for certain accounts. We write off amounts not collected through our internal collection efforts to our uncompensated care allowance, and send these receivables to third party collection agencies for further follow-up collection efforts. Accounts are written off when they are classified as “sent” or “to be sent” to collection agencies. We are acquiring software and expanding our internal collection efforts during the fourth quarter of 2006.

As we discuss further in our “Revenue Recognition” policy below, we determine our allowances for contractual discounts and uncompensated care based on our information systems and financial models, including payor reimbursement schedules, historical write-off experience and other economic data. We record our patient-related accounts receivable net of estimated allowances for contractual discounts and uncompensated care in the period in which we perform our services. We record gross fee-for-service revenue and related receivables based upon established fee schedule prices. We reduce our recorded revenue and receivables for estimated discounts to patients covered by contractual insurance arrangements, and reduce these further by our estimate of uncollectible accounts. We estimate our allowances for contractual discounts monthly utilizing our billing system information, and we write off applicable allowances when we receive net payments from third parties.

Our provision and allowance for contractual discounts and uncompensated care is based primarily on our historical collection and write-off activity. We believe the use of our methods to account for these allowances provides a consistent and effective way to measure these subjective accruals, and, to date, our estimates and assumptions have been accurate. However, given the complexity in collecting receivables from governmental agencies and private insurance carriers, the use of any estimation technique in this area is inherently sensitive. Accordingly, our accounts receivable could differ from the amounts we ultimately collect.

The Company operates in Alabama, Florida, Louisiana, Tennessee, Virginia, Kansas and Mississippi. Over 60% of the Company’s revenue consists of billings to Medicare and Medicaid and approximately 23% of the Company’s billings are to private insurance accounts. As such, management believes the Company’s overall credit risk is low and is limited to those customers who are uninsured. Our uninsured patients, or uncompensated care, make up less than 17% of the Company’s overall revenue. The Company’s allowance for doubtful accounts was $876,000, $973,887 and $1,313,613 as of December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

Southland Health Services, Inc

Days Sales

	December 31, 2006	December 31, 2005	December 31, 2004
Accounts Receivable	10,497,764	9,215,212	8,932,505
Sales for the period	43,294,519	44,101,435	39,429,720
Avg days sales	118,615	120,826	108,027
Days Sales	89	76	83

The days sales of accounts receivable was 89 days and 76 days at December 31, 2006 and 2005, respectively. During 2006, the Company had some delay in collections due to Medicare withholding payments the last two weeks of September and then further delays by Medicare due to additional time to install software changes and upgrades. During 2005, the Company increased the accounts receivable department by approximately 25% and implemented additional procedures to improve the overall collection efforts.

Revenue Recognition

A significant portion of our revenue is derived from Medicare, Medicaid, and private insurance payors that receive discounts from our standard charges (referred to as contractual provisions). Additionally, we are also subject to collection risk for services provided to uninsured patients or for the deductible or co-pay portion of services for insured patients (referred to as uncompensated care). Medical transportation and related service fees are recognized when services are provided and are recorded net of contractual discounts applicable to Medicare, Medicaid and other third party payors. Due to the complex healthcare reimbursement system and the length of the collection cycle with respect to medical transportation and related services fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. The collectibility of these fees is analyzed using historical collection experience. Using collection data resident in our billing system, we estimate the percentage of gross medical transportation and related services fees that will not be collected and record provisions for both discounts and doubtful accounts. The portion of the provision allocated to discounts is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized. The ratio is then applied to current period gross medical transportation and related services fees to determine the portion of the provision that will be recorded as a reduction of revenue. The remaining amount is recorded as a provision for doubtful accounts. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. For example, third party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, were for services provided that were not determined medically necessary, or insufficient supporting information was provided. In addition, multiple payors with different requirements can be involved with each claim. Discounts applicable to Medicare, Medicaid, and other third-party payors related to continuing operations, which are reflected as a reduction of medical transportation and related services revenue, totaled $12,895,673, $15,626,072, and $14,115,165, for years ended December 31, 2006, 2005, and 2004, respectively. As a percentage of gross medical transportation and related services revenue, contractual discounts were 24.2%, 26.2%, and 26.4%, for the years ended December 31, 2006, 2005, and 2004, respectively.

Our estimates and assumptions have been accurate in the past. However, due to the inherent complexity of these calculations, including the interpretation of governmental regulations and private insurance contract provisions, our actual revenues and net income and our accounts receivable, could vary from the amounts reported.

Income Tax Valuation Allowance

The Company has net deferred tax assets resulting from net operating losses that will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of the NOL carry-forward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. We routinely monitor the reliability of our deferred tax assets and liabilities. Changes in management’s assessment of recoverability could result in additions to the valuation allowance, and such additions could be significant.

Contingencies

The Company is involved in a number of lawsuits as described in “Legal Proceedings.” Management may not be able to make a reasonable estimate of liabilities that result from the final resolution of certain contingencies disclosed. Further assessments of the potential liability will be made as additional information becomes available. Management currently does not believe that these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that results of operations could be materially affected by changes in management’s assumptions relating to these matters or the actual final resolution of these proceedings.

Intangible Assets

Definite life intangible assets are subject to impairment reviews when evidence or triggering events suggest that impairment may have occurred. Should such triggering events occur that cause us to review our definite life intangibles and the fair value of our definite life intangible asset proves to be less than our unamortized carrying amount, we would take a charge to earnings for the decline. Should factors affecting the value of our definite life intangibles change significantly, such as declining contract retention rates or reduced contractual cash flows, we may need to record an impairment charge in amounts that are significant to our financial statements.

Goodwill

Goodwill is not amortized and is required to be tested annually for impairment or more frequently if changes in circumstances, such as an adverse change to our business environment, cause us to believe that goodwill may be impaired. Goodwill is allocated at the reporting unit level. If the fair value of the reporting unit falls below the book value of the reporting unit at an impairment assessment date, an impairment charge would be recorded. Should our business environment or other factors change, our goodwill may become impaired and may result in charges to our income statements that are material.

Should our business environment or other factors change, our goodwill may become impaired and may result in charges to our income statements that are material.

Off Balance Sheet Arrangements

LETTER OF CREDIT

In September 2006, the Company entered into an agreement with BB & T (the bank) of Kingsport, TN whereas the bank issued a letter of credit in the amount of $1,000,000.00 for the benefit of U.S Fire Insurance Company of Morristown, NJ as underlying collateral for the Company’s workers compensation policy. This letter of credit is fully supported by a CD in the amount of $1,000,000.00 which is held by the bank.

WORKER COMPENSATION INSURANCE

On June 21, 2006, the Company was issued a policy from U. S Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy is to run from June 21, 2006 to June 20, 2007 and contains per claim deductible amounts of $350,000 with an aggregate stop loss of $1,600,000. This policy is supported by a $1,000,000 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $1,000,000 which is held by BB & T. The Company elected to increase it per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of it workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. Through December 31, 2006 or 12 months the Company had paid approximately $372,000 in policy administrative cost and approximately $210,000 in actual claim losses. On June 30, 2006, US Fire Insurance Company had reserved an additional $250,000 as possible losses on pending claims.

Under this insurance program, we establish reserves, using actuarial estimates, for all losses covered under the policies As such, we believe our estimates have been accurate in the past. We are not aware of anything that would likely cause these estimates to change materially. To the extent our losses exceed our collateral and assets or the limits of our insurance policies, they will have to be funded by us. If we are forced to satisfy losses that exceed our policy limits we may be forced to liquidate certain material assets to satisfy these obligations. This would have a material adverse effect on the Company’s results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to an increase in the price of refined fuels, principally diesel fuel. We use approximately 50,000 gallons of diesel fuel per month, or 600,000 gallons per year. An increase or decrease in diesel fuel costs will affect our operating expenses. For comparative purposes, for every $0.50 per gallon increase, our operating costs per year will increase by approximately $300,000 per year based on our current fuel consumption.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see Item 6 of this filing for supplementary financial data.

Pollard-Kelley Auditing Services, Inc.………………………………………………………………………………

Auditing Services                                 3250 West Market St, Suite 307, Fairlawn, OH 44333 330-836-2558

Report of Independent Registered Public Accounting Firm

Board of Directors

Southland Health Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Southland Health Services, Inc. and Subsidiaries as of December 31, 2006, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006, 2005 and 2004, and the results of its operations and its cash flows for the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio

March 22, 2007

SOUTHLAND HEALTH SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006, 2005 and 2004

ASSETS
	December 31, 2006	December 31, 2005	December 31, 2004
CURRENT ASSETS
Cash	$11,869	$46,889	$220,665
Accounts receivable - Trade	10,497,764	9,215,212	8,932,505
Prepaid expenses	328,666	185,702	952,958

TOTAL CURRENT ASSETS	10,838,299	9,447,803	10,106,128

FIXED ASSETS
Buildings	469,781	498,158	735,623
Furniture & fixtures	104,835	93,161	90,546
Equipment	1,803,646	1,763,417	1,572,627
Vehicles	4,436,800	3,597,220	3,222,165
Leasehold improvements	2,212	2,212	2,212

	6,817,274	5,954,168	5,623,173
Less: Accumulated depreciation	(4,401,135)	(3,707,887)	(3,197,880)

	2,416,139	2,246,281	2,425,293

OTHER ASSETS
Due from affiliated company	478,150	—	—
Prepaid insurance and deposits	725,386	324,109	779,052
Prepaid stock expense	425000	—	—
Notes receivable	5,736,940	4,647,998	2,257,000
Other assets	40,473	21,978	547,415
Investments	1,002,000	600,000	—

	8,407,949	5,594,085	3,583,467

	$21,662,387	$17,288,169	$16,114,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$540,739	$523,248	$1,089,248
Accounts receivable line of credit	1,245,908	1,329,455	2,183,466
Bank overdrafts	1,365,964	757,352	463,107
Accrued wages	245,289	519,526	744,312
Accrued and withheld taxes	8,460,179	5,718,165	4,513,258
Other liability	406,876	383,436	441,634
Deferred tax liability	73,100	—	—
Current portion of Notes payable	741,521	1,073,257	1,554,718

TOTAL CURRENT LIABILITIES	13,079,576	10,304,439	10,989,743

LONG-TERM DEBT
Notes payable - Officer	551,045
Notes payable	1,024,773	1,924,604	2,942,486

	1,575,818	1,924,604	2,942,486

TOTAL LIABILITIES	14,655,394	12,229,043	13,932,229

STOCKHOLDERS’ EQUITY
Common stock (28,148,695 shares issued and outstanding as of December 31, 2006, 2005 and 2004	28,149	28,149	28,149
Additional contributed capital	279,471	279,471	279,471
Retained earnings	6,699,373	4,751,506	1,875,039

	7,006,993	5,059,126	2,182,659

	$21,662,387	$17,288,169	$16,114,888

See accompanying notes and accountant’s report.

SOUTHLAND HEALTH SERVICES, INC.

CONSOLIDATED STATEMENT OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Year to Date
	December 31, 2006	December 31, 2005	December 31, 2004
REVENUES	$43,294,519	$44,101,435	39,429,720

EXPENSES
Payroll and employee benefits	21,409,927	20,695,310	19,741,795
Provision for doubtful accounts	8,145,133	9,359,446	9,671,843
Depreciation	693,248	491,047	589,982
Amortization	—	—	1,918,912
Other operating expenses	9,779,329	8,564,005	9,312,344

	40,027,637	39,109,808	41,234,876

OPERATING INCOME/(LOSS)	3,266,882	4,991,627	(1,805,156)

OTHER INCOME (EXPENSE)
Interest income	270,396	551,739	5,712
Interest expense	(484,489)	(1,185,083)	(961,691)
Other income	96,011

Total other income/(expense)	(118,082)	(633,344)	(955,979)

INCOME/(LOSS) BEFORE TAX PROVISION	3,148,800	4,358,283	(2,761,135)

TAX PROVISION	(1,200,933)	(1,481,817)	—

NET INCOME (LOSS)	$1,947,867	$2,876,466	$(2,761,135)

NET INCOME/(LOSS) PER SHARE	$0.07	$0.10	$(0.10)

AVERAGE SHARES OUTSTANDING	28,148,695	28,148,695	28,148,695

See accompanying notes and accountant’s report.

SOUTHLAND HEALTH SERVICES, INC.

CONSOLIDATED STATEMENT OF INCOME

THREE MONTHS DECEMBER 31, 2006, 2005 AND 2004

	Three Months Ended
	December 31, 2006	December 31, 2005	December 31, 2004
REVENUES	$10,531,241	$10,552,652	$10,449,926

EXPENSES
Payroll and employee benefits	5,284,309	5,736,380	3,983,314
Provision for doubtful accounts	2,090,022	2,344,604	2,090,022
Depreciation	270,064	131,864	270,064
Other operating expenses	2,388,244	1,521,414	3,570,192

	10,032,639	9,744,262	9,913,592

OPERATING INCOME/(LOSS)	498,602	808,390	536,334

OTHER INCOME (EXPENSE)
Interest income	77,128	507,601	80,154
Interest expense	(183,930)	(419,188)	(183,930)
Other income/(expense)	(9,196)		96,011

Total other income/(expense)	(115,998)	88,413	(7,765)

INCOME/(LOSS) BEFORE TAX PROVISION	382,604	896,803	528,569

TAX PROVISION	(254,871)	(304,914)	(397,858)

NET INCOME (LOSS)	$127,733	$591,889	$130,711

NET INCOME/(LOSS) PER SHARE	$0.00	$0.02	$0.00

AVERAGE SHARES OUTSTANDING	28,148,695	28,148,695	28,148,695

See accompanying notes and accountant’s report.

SOUTHLAND HEALTH SERVICES, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	COMMON STOCK		ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT
Balance December 31, 2003	28,148,695	$28,149	$279,471	$4,583,382	$4,891,002

Net Income	—	—	—	($2,708,342)	$(2,708,342)

Balance December 31, 2004	28,148,695	$28,149	$279,471	$1,875,040	$2,182,660

Net Income	—	—	—	$2,876,466	$2,876,466

Balance December 31, 2005	28,148,695	$28,149	$279,471	$4,751,506	$5,059,126

Net Income - Unaudited	—	—	—	$1,947,867	$1,947,867

Balance December 31, 2006	28,148,695	$28,149	$279,471	$6,699,373	$7,006,993

See accompanying notes and accountant’s report.

SOUTHLAND HEALTH SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Year to Date
	December 31, 2006	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income/(Loss)	$1,947,867	$2,876,467	$(2,761,135)
Adjustments to reconcile Net (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	693,248	491,047	2,508,894
Stock/Note issued for assets			(2,205,764)

Changes in Assets and Liabilities
Accounts receivable	(1,282,552)	(282,707)	(2,189,423)
Prepaid expenses	(544,241)	1,222,199	(23,393)
Other Assets	(845,495)	525,438	399,805
Accounts payable	17,491	(271,755)	438,414
Accrued wages	(274,237)	(224,786)	136,176
Other liabilities and withheld taxes	3,447,166	1,176,267	3,087,260

CASH FLOWS FROM OPERATING ACTIVITIES	3,159,247	5,512,170	(609,166)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(863,106)	(330,996)	(933,888)
Notes receivable-net	(1,088,942)	(2,390,998)	(429,063)
Purchase of Investments	—	(600,000)	—

CASH FLOWS USED IN INVESTING ACTIVITIES	(1,952,048)	(3,321,994)	(1,362,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Due from affiliates - net	(478,150)	—	—
Notes Payable - Officers - net	551,045
Notes Payable - net	(1,315,114)	(2,363,952)	2,111,067

CASH FLOWS PROVIDED FROM/(USED IN) FINANCING ACTIVITIES	(1,242,219)	(2,363,952)	2,111,067

NET CASH INCREASE/(DECREASE)	(35,020)	(173,776)	138,950

CASH AT BEGINNING OF PERIOD	46,889	220,665	81,715

CASH AT END OF PERIOD	$11,869	$46,889	$220,665

See accompanying notes and accountant’s report.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Reporting

The consolidated financial statements reflect the activities of Southland Health Services, Inc. and its wholly owned subsidiaries Emergystat, Inc, MedExpress of Mississippi, LLC (a wholly-owned subsidiary of Emergystat, Inc.), Emergystat of Sulligent, Inc, Extended Emergency Medical Services, Inc. (a wholly-owned subsidiary of Emergystat of Sulligent, Inc.) and Southland Health Services, LLC. The financial statements presented are the consolidated financial statements of all entities as of and for the three months and for the years ended December 31, 2006, 2005 and 2004. Prior to the merger in 2004, the Emergystat group of companies had centralized single operations including accounting, billing and dispatch as well as the Emergystat group had common ownership but were separate entities. See also Note 14.

Description of Business Operations

Southland Health Services, Inc. is a wholly owned subsidiary of Bad Toys Holding, Inc. The Company operates its business and markets its services as Southland Health Services d/b/a Emergystat. Southland Health Services, Inc. and its subsidiaries provide emergency and non-emergency medical transportation (ambulance) services in seven states. The subsidiaries are Southland Health Services, LLC, Emergystat, Inc., Emergystat of Sulligent, Inc., Med Express of Mississippi, LLC, and Extended EMS, Inc. Southland Health Services, Inc. (Southland) operates a medical transportation business with over 850 full and part-time employees and provides over 90,000 medical transports annually. Southland currently serves approximately 200 communities in seven states. Southland operates primarily within the southeast region of the United States. The Company intends to develop and expand contractual relationships in current and new markets. The ambulance group operates under the brand name “Emergystat”.

Southland Health Services, Inc. is a wholly owned subsidiary of Bad Toys Holding, Inc. The Company operates in Alabama, Florida, Louisiana, Tennessee, Virginia, Kansas and Mississippi. Expenses incurred by the parent company and allocated to the subsidiary are based on an analysis of the nature of the expenditures. Only those expenditures directly attributable to the subsidiary are recorded as expenses at the subsidiary level. Additionally, the parent company charges the subsidiary $25,000 per month as a management fee. This was determined to be a reasonable amount based on allocation of management’s time, clerical and other costs directly associated to the ongoing operations of the Company. Management believes this to be reasonable.

Southland’s revenues for these services are primarily derived from fees charged for medical transportation services pursuant to contracts with governmental entities, hospitals, health care facilities, and other health care organizations. Southland’s revenue under these contracts originates from reimbursements under private insurance programs, government programs such as Medicare and Medicaid, reimbursement from a variety of governmental entities, and from fees paid directly by patients utilizing our services. Southland had $43 million, $44 million and $39 million in revenues for 2006, 2005 and 2004, respectively.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments, with an original maturity of three months or less, to be cash equivalents.

Property and Equipment

Property and Equipment are originally recorded at cost of acquisition. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. See also Note 14.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Advertising Costs

Advertising costs are expenses as incurred. Advertising costs incurred in 2006, 2005 and 2004 was $12,233, $7,435 and $8,663, respectively.

Trade Accounts Receivable

Our internal billing operations have primary responsibility for billing and collecting our accounts receivable. We utilize various processes and procedures in our collection efforts depending on the payor classification; these efforts include monthly statements, written collection notices and telephonic follow-up procedures for certain accounts. We write off amounts not collected through our internal collection efforts to our uncompensated care allowance, and send these receivables to third party collection agencies for further follow-up collection efforts. Approximately $1.7 million of accounts receivable represents an estimated value of charged off accounts receivable and $750 thousand represents accounts receivable from the Federal Emergency Management Agency (FEMA) for services provided during the after effects of the hurricanes the past few years.

As we discuss further in our “Revenue Recognition” policy below, we determine our allowances for contractual discounts and uncompensated care based on our information systems and financial models, including payor reimbursement schedules, historical write-off experience and other economic data. We record our patient-related accounts receivable net of estimated allowances for contractual discounts and uncompensated care in the period in which we perform our services. We record gross fee-for-service revenue and related receivables based upon established fee schedule prices. We reduce our recorded revenue and receivables for estimated discounts to patients covered by contractual insurance arrangements, and reduce these further by our estimate of uncollectible accounts. We estimate our allowances for contractual discounts monthly utilizing our billing system information, and we write off applicable allowances when we receive net payments from third parties.

Our provision and allowance for contractual discounts and uncompensated care is based primarily on our historical collection and write-off activity. We believe the use of our methods to account for these allowances provides a consistent and effective way to measure these subjective accruals, and, to date, our estimates and assumptions have been accurate. However, given the complexity in collecting receivables from governmental agencies and private insurance carriers, the use of any estimation technique in this area is inherently sensitive. Accordingly, our accounts receivable could differ from the amounts we ultimately collect.

Revenue Recognition

Medical transportation and related service fees are recognized when services are provided and are recorded net of discounts applicable to Medicare, Medicaid and other third party payors. Due to the complex healthcare reimbursement system and the length of the collection cycle with respect to medical transportation and related services fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. The collectibility of these fees is analyzed using historical collection experience. Using collection data resident in our billing system, we estimate the percentage of gross medical transportation and related services fees that will not be collected and record provisions for both discounts and doubtful accounts. The portion of the provision allocated to discounts is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized. The ratio is then applied to current period gross medical transportation and related services fees to determine the portion of the provision that will be recorded as a reduction of revenue. The remaining amount is recorded as a provision for doubtful accounts. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. A significant portion of our revenue is derived from Medicare, Medicaid and private insurance payors that receive discounts from our standard charges (referred to as contractual provisions). Additionally, we are also subject to collection risk for services

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

provided to uninsured patients or for the deductible or co-pay portion of services for insured patients (referred to as uncompensated care). Third party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, were for services provided that were not determined medically necessary, or insufficient supporting information was provided. In addition, multiple payors with different requirements can be involved with each claim.

NOTE 2: CONCENTRATION OF CREDIT RISK

The Company operates in Alabama, Florida, Louisiana, Tennessee, Virginia, Kansas and Mississippi. Over 60% of the Company’s revenues consist of billings to Medicare and Medicaid and approximately 23% of the Company’s billing is to private insurance accounts. As such, the Company feels its overall credit risk is limited to those customers who are private pay and make up less than 17% of the Company’s overall revenue and therefore is very limited.

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during 2006, 2005 and 2004. At December 31, 2006, 2005 and 2004, none of the Company’s bank accounts exceeded such limits.

NOTE 3: ACCRUED AND WITHHELD TAXES

At December 31, 2006 and December 31, 2005 the Company was in arrears for several quarters of income tax withholding social security withholding, and the employer’s share of social security. In 2006, the overall outstanding payroll taxes payable to the IRS and states increased by approximately $2.7 million from the balance as of December 31, 2005. In 2005, the overall outstanding payroll taxes payable to the IRS increased by approximately $1.2 million from the balance as of December 31, 2004. The increase in payroll taxes outstanding was due to cash short falls created by the lack of our normal operating line of credit and the impact of two different hurricanes, primarily Katrina, in the area in which the Company operates. The Company is currently in negotiations to obtain certain debt instruments which would allow the Company to satisfy it past due payroll tax obligations. The Company believes that under normal operational conditions, cash provided from operations will allow the Company to remain current on any future payroll tax obligations. In the event the Company is unsuccessful in its efforts to secure an asset based line of credit, the Company will have to increase its efforts to secure financing through an alternative means, such as the public or private sale of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the IRS and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 4: NOTES PAYABLE

Notes Payable Consist of the following at December 31, 2006 and December 31, 2005:

	December 31, 2006	December 31, 2005	December 31, 2004
Ambulance financing	$1,271,681	$1,615,992	$2,052,191
Acquisition debt	494,612	1,299,413	2,445,013
A/R Financing	1,245,908	1,329,455	2,183,466
All other debt	551,045	82,456	0

Total	3,563,247	4,327,316	6,680,670

Note payable - Officer	-551,045	0	0
Less A/R Financing	-1,245,908	-1,329,455	-2,183,466
Less Current Portion	-741,521	-1,073,257	-1,554,718

Total Long Term Debt	$1,024,773	$1,924,604	$2,942,486

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

Long-term debt consists of various notes with interest rates ranging from 6% to 10% secured by ambulances, and emergency medical equipment.

Debt maturities are as follows:

Year 1	$2,989,208	$1,457,143	$3,032,374
Year 2	325,210	954,741	902,447
Year 3	157,734	469,541	375,436
Year 4	81,166	17,059	17,059
Year 5	$9,929	$0	$0

	$3,563,247	$2,898,484	$4,327,316

The Company has entered into various installment notes for the financing of ambulances used in its operations. All of the ambulance financing has a maturity of three years or less. The proceeds of some of the bank notes were used for working capital but are secured by ambulances. These notes carry various rates of interest from 5% to 10% and various monthly payments. At December 31, 2006, the Company was current on all payments on these notes. The balance of these notes was $1,271,681, $1,615,992 and $2,052,191 at December 31, 2006, 2005 and 2004, respectively.

Southland Health Services, Inc. purchased Southland Health Services, LLC on May 2, 2004. This category of acquisition debt includes a note with terms that include principal payments of $20,202 per month plus interest at 6.5% per annum and certain other liabilities associated with the certain assets acquired. At the time of the purchase of certain assets, the seller was already extremely delinquent in payments on its ambulance financings. The acquisition debt amount outstanding as of September 30, 2006 includes remaining obligations of $36,000 towards the purchase of a small operation in Southwest Virginia and $470,612 towards the purchase of Southland Health Services, LLC. See also Note 8 regarding Pacific Capital and Note 14.

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at December 31, 2006. The notes bear interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. The balance outstanding was $551,045, $-0- and $-0- at December 31, 2006, 2005 and 2004, respectively.

The A/R Financing –Line of Credit with General Electric Capital Corporation (“GE Capital”) is a $5,000,000 revolving line of credit with a term of two years with a minimum interest rate of 6.5% originally issued in 2003. The line of credit is secured by the Company’s accounts receivable and other Company assets. On or about March 6, 2006, GE Capital filed a complaint against the Company seeking enforcement of the Tri-Party Agreement which GE Capital contends obligates the Company to guarantee the performance of the Borrower. See Note 8 and 9 for a further description of this matter.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

NOTE 5: INCOME TAXES

The Company is a wholly owned subsidiary of Bad Toys Holdings, Inc., a Nevada corporation until February 1, 2007, date of “spin off”. The Company will file tax returns for 2006 and 2005 as part of the consolidated group of Bad Toys Holding Company. Bad Toys Holdings, Inc. currently has operating loss carry forwards that will offset the net earnings of the Company. In 2006 and 2005, respectively, the Company recognized tax obligations of $1,200,933 and $1,481,817 as part of its separation reporting and tax sharing agreement.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

	December 31,
	2006	2005	2004
Tax provision	($1,200,933)	($1,481,817)	$-0-
Tax Allowance	-0-	-0-	-0-
Tax Benefit	-0-	$-0-	$-0-

Tax Benefit/(Provision) Net	($1,200,933)	($1,481,817)	$-0-

The Company has a current year tax provision of $1,200,933, $1,481,817 and $-0- at December 31, 2006, 2005 and 2004, respectively. At December 31, 2004, the Company had a net operating loss (NOL) carryforward of $966,397. The NOL created a deferred tax asset for the Company which was reduced by a valuation allowance as it could not be determined at December 31, 2004 that the Company would have sufficient profits to utilize the benefit of the NOL.

	December 31,
	2006	2005	2004
Deferred Tax Asset /(Liability)	$(73,100)	$966,397	$-0-
Valuation Allowance	-0-	(966,397)	$-0-

Deferred Tax Asset/(Liability)—Net	$(73,100)	$-0-	$-0-

NOTE 6: LEASES

Southland Health Services, Inc. leases local stations, communication tower space and equipment for its ambulance services. Most of the Company lease expense is for station locations and these leases are primarily for a period of one year or less. The Company also leased ambulances and other equipment for use in its operations. Lease expense amounted to $654,664, $616,532 and $550,262 for the year ended December 31, 2006, 2005 and 2004, respectively.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

Future minimum lease payments are as follows:

Year	Amount
2007	$692,400
2008	$120,000
2009	$120,000
2010	$120,000
2011	$120,000

NOTE 7: NOTES RECEIVABLE

Glenn Crawford, the previous Chief Executive Officer and majority shareholder of the Company issued the following promissory notes to Emergystat, Inc., a subsidiary of the Company: (1) a promissory note dated December 31, 2002 having an original principal balance of $702,568, (2) a promissory note dated December 31, 2003 having an original principal balance of $1,000,000, and (3) a promissory note dated December 31, 2003 issued by Crawford having an original principal balance of $500,000 (each individually, a “Crawford Note,” and collectively, the “Crawford Notes”). In total, Glenn Crawford borrowed, in the aggregate, an original principal amount of $2,202,568 from Emergystat, Inc. (the “Original Borrowings”). Prior to the acquisition of Southland Health Services, Inc. by Bad Toys Holdings, Inc., Glenn Crawford was the majority shareholder of Southland. He was also the majority shareholder of Emergystat, Inc. and Emergystat of Sulligent, Inc. prior to their roll up into Southland. Mr. Crawford controlled all operations and activities as majority shareholder. Mr. Crawford received direct cash loans and directed other payments for his personal benefit. These transactions were recorded as loans to Mr. Crawford in the records of the Company or its subsidiaries. Company auditors provided notes for Mr. Crawford to execute for the benefit of the Company to document his transactions.

The Crawford Notes accrue interest at the prime rate of interest as reported in the Wall Street Journal and are due and payable over the next ten years. Each Crawford Note anticipates that future advances will be made from time to time. Specifically, each Crawford Note provides that “[this note] includes any future funds borrowed by Glenn Crawford. The new debt will be added to the then existing balance.” During the year ended December 31, 2005, the Company increased the outstanding balance of the Crawford Notes upon its discovery that certain amounts classified as “other assets” and “inter-company accounts” on the Company’s balance sheet were actually funds used by Mr. Crawford for his personal use or by non-affiliated entities controlled by Mr. Crawford. This reclassification resulted in an increase of approximately $2,298,935 to the outstanding balance of the Crawford Notes. In addition, under Mr. Crawford’s tenure, the Company had not accrued interest on the Crawford Notes. The Company now has properly accrued interest on each Crawford Note, commencing on the date of issuance of each Crawford Note. Finally, as supplemental information, the Company currently maintains its operations center in Vernon, Alabama. The building is owned by Mr. Crawford. The monthly rent for use of the facility is applied to the Crawford Notes. The monthly rent charged is $10,000. As of December 31, 2006, 2005 and 2004, the aggregate outstanding balances of the Crawford Notes were $5,736,940, $4,647,998 and $2,257,000, respectively.

NOTE 8: LEGAL MATTERS

The Company operates in the health care industry, which by its nature is a litigious industry. Consequently, the Company is subject to frequent litigation and, at December 31, 2005, is a defendant in several lawsuits. The Company plans to vigorously defend itself in all matters.

Pacific Capital, L.P. v. Emergystat, Inc., et al. On August 24, 2005, Pacific Capital, LP (“Pacific Capital”) filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M) naming eleven defendants, including the Company and its subsidiaries, Emergystat, Inc. and Southland Health Services, LLC, and Bad Toys Holdings, Inc. (“BTH”), which formerly owned a majority of the Company’s stock. The complaint seeks to recover $874,437.44 (plus interest, costs, and attorney’s fees) that Pacific Capital alleges it is owed under a Secured Promissory Note issued by Quality Care Ambulance Service, Inc. (“QCA”) and Quality Transportation Services, Inc. (“QTS”) to Pacific Capital in the original principal amount of $1,000,000 (the “Note”). The complaint also seeks an award of punitive damages in the amount of $3 million, or alternatively, an award of treble damages. The primary crux of Pacific Capital’s complaint is centered on its allegations that Southland Health Services, LLC, assumed a debt owed to Pacific Capital by QCA in the amount of $602,389.43 and that the Company and BTH are liable to Pacific Capital under a successor-in-interest and/or merger/consolidation theory. Pacific Capital has asserted a total of twenty-two claims against the various defendants in the case. Southland Health Services, LLC, the Company, and BTH vigorously oppose the allegations and claims of Pacific Capital and believe that no monies are owed to Pacific Capital by them. On August 16, 2006, Pacific Capital moved for summary judgment against the Company and Southland Health Services, LLC. This motion was denied by the Law Court for

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

Sullivan County finding that there were a number of genuine issues of material fact. Further, Defendant Joe Cerone has moved to consolidate this action with the action of Bad Toys Holdings, Inc. v. Glenn Crawford, et al. The hearing on this motion has been postponed on several occasions due to Defendant Cerone’s recent bankruptcy filing, which has stayed further proceedings in this matter against Defendant Cerone. Pacific Capital has filed a motion for relief from the stay in the bankruptcy court — this motion is scheduled to be heard in March 2007. A trial date has not yet been set, and it is still too early in the case to estimate the likelihood of an adverse outcome.

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of the Company’s subsidiary, Med Express of Mississippi, LLC (“Med Express”), regarding various billing issues including Leake County, Mississippi. The period under review is from January 2000 through December 2004, which occurred prior to the acquisition of the Company by Bad Toys Holdings, Inc. The Company is contractually obligated by the county governments to provide Advance Life Support (“ALS”) service in response to all calls it receives in the Mississippi counties in which it operates. Due to this, prior management billed the State of Mississippi at an ALS rate for each transport provided, even if a Basic Life Support (“BLS”) service would have been sufficient under the circumstances. The State of Mississippi has taken the position that it should have been billed at a BLS rate if a BLS transport was provided, regardless of what type of service mandated by the county. Due to these actions, the State of Mississippi has issued a draft assessment to the Company based on a statistical sample, which the Company believes contains multiple errors. The Company has hired an expert statistician to review the findings of the State of Mississippi. The consultant and the State are working together to resolve the matters related to the statistical sample. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give and estimate a range of loss. The Company continues to treat this matter very seriously and is working with the Attorney General to resolve this matter as expeditiously as possible. In addition, it now bills the State of Mississippi based on the type of service provided and no longer bases its billing on the type of ambulance used to perform the service.

Emergystat of Sulligent, Inc. v. United States Internal Revenue Service. The Internal Revenue Service has assessed Emergystat of Sulligent, Inc. (“Sulligent”), a subsidiary of the Company, with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the United States in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to 26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service was stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit. The government has filed a Motion for Summary Judgment, which, if granted, would result in the dismissal of the lawsuit. The Motion for Summary Judgment was heard on August 21, 2006. On August 17, 2006, the government filed a motion asserting that cause exists under 26 U.S.C. § 6330(e)(1) to permit the Internal Revenue Service to levy while the action is pending, on the grounds that Sulligent incurred substantial new unpaid employment tax liabilities after filing the district court action. On March 7, 2007, the Court granted the Internal Revenue Services motion for Summary Judgment and Motion to Permit Levy. As such, the Internal Revenue Service may now levy on Sulligent’s assets to satisfy the above-described deficiencies.

General Electric Capital Corporation v. Bad Toys Holdings, Inc. On or about March 6, 2006, GE Capital filed a complaint against our parent company, Bad Toys Holdings, Inc. in the United States District Court for the District of Maryland, Civil Action No. 06-cv-559. GE Capital’s complaint arose from the Tri-Party Agreement that GE Capital contends obligates Bad Toys to guarantee the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. Bad Toys has responded to the complaint and filed affirmative defenses that, if successful, would deny any relief in favor of GE Capital. On October 12, 2006, GE Capital moved for summary judgment against Bad Toys, seeking at least $2 million on its claims. Both parties exchanged written discovery in the case, and the Company

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

deposed GECC. On February 26, 2007, the Court heard oral argument on GE Capital’s motion for summary judgment. After the hearing, the Court granted GE Capital’s motion in part in the amount of $1,745,452, and deferred ruling on the balance of GE Capital’s claims in the approximate amount of $532,000. A final hearing on the matter is scheduled for June 11, 2007.

Bad Toys Holdings, Inc. v. Glenn Crawford, et al.; Glen Crawford, et al. v. Emergystat of Sulligent, et al.; Glenn Crawford, et al. v. Bad Toys Holdings, Inc., et al. On December 12, 2005, Bad Toys Holdings, Inc., which formerly owned the majority of the stock of the Company, filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of the Company, seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on December 26, 2004, by which Bad Toys purchased the outstanding stock of the Company. The defendants misrepresented to Bad Toys the financial condition of the Company, thereby causing a significant inflation in the agreed upon purchase price. Bad Toys has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of the Company. Bad Toys has also demanded compensatory and punitive damages. Defendant Joe Cerone has moved to consolidate this action with the action of Pacific Capital, L.P. v. Emergystat, Inc., et al. The hearing on this motion has been postponed on several occasions due to Defendant Cerone’s recent bankruptcy filing, which has put an automatic stay on further proceedings in this matter.

In addition to the matters described above, the Internal Revenue Service has assessed Emergystat of Sulligent, Inc., a subsidiary of ours, with a deficiency of approximately $2,800,000 for the entity’s failure to collect and remit employment taxes. The Internal Revenue Service may attempt to levy on Emergystat of Sulligent, Inc.’s assets to satisfy this deficiency. Emergystat of Sulligent, Inc. may be forced to sell material assets to satisfy the judgment or forced to file bankruptcy. Either event may force us to reduce or discontinue our operations.

Other than those proceedings described above, neither the Company nor its property is a party to any known proceeding that a governmental authority is contemplating.

NOTE 9: SHAREHOLDERS’ EQUITY

The Company had 300,000,000 shares authorized and 28,148,695 shares outstanding as of December 31, 2006, 2005 and 2004. See Note 13—Subsequent Events.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

NOTE 10: EMPLOYEE BENEFITS

The Company maintains a 401(k) Profit Sharing Plan (the “Plan”) that covers all eligible employees who have had at least one year of employment with the company. In accordance with the Plan, the Company may match a percentage of employee contributions determined at the end of each Plan year on a discretionary basis by management of the Company. The Company has not paid any matching or discretionary payments for the periods reported.

NOTE 11: LETTER OF CREDIT

In September 2005, the Company entered into an agreement with BB & T (the bank) of Kingsport, TN whereas the bank issued a letter of credit in the amount of $600,000 for the benefit of U.S Fire Insurance Company of Morristown, NJ as underlying collateral for the Company’s workers compensation policy. This letter of credit is fully supported by a CD in the amount of $600,000 which is held by the bank. In the third quarter of 2006, the Company increased this amount by $400,000 to $1,000,000 at the request of the Insurance Carrier whereas the total amount of the letters of credit and the CD which serves as collateral for the letters of credit is $1,000,000. See also Note 12: Worker Compensation Insurance.

NOTE 12: WORKER COMPENSATION INSURANCE

On June 21, 2006, the Company was issued a policy from U. S Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy is to run from June 21, 2006 to June 20, 2007 and contains per claim deductible amounts of $350,000 with an aggregate stop loss of $1,600,000. This policy is supported by a $1,000,000 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $1,000,000 which is held by BB & T. The Company elected to increase it per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of it workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. Through December 31, 2006 or 12 months the Company had paid approximately $372,000 in policy administrative cost and approximately $210,000 in actual claim losses. On June 30, 2006, US Fire Insurance Company had reserved an additional $250,000 as possible losses on pending claims.

Under this insurance program, we establish reserves, using actuarial estimates, for all losses covered under the policies As such, we believe our estimates have been accurate in the past. We are not aware of anything that would likely cause these estimates to change materially. To the extent our losses exceed our collateral and assets or the limits of our insurance policies, they will have to be funded by us. If we are forced to satisfy losses that exceed our policy limits we may be forced to liquidate certain material assets to satisfy these obligations. This would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 13: COMMON STOCK

Bad Toys Holdings, Inc., the 100% owner of Southland Health Services, Inc. (the Company) declared a stock dividend of .9825 shares of Southland Health Services, Inc. common stock for each Bad Toys Holdings, Inc. common share issued and outstanding as of January 12, 2006. The date was effectively changed to January 31, 2007 with a distribution date of February 1, 2007 as required by NASD. The purpose of this stock dividend was to affect the spin-off of 75% of the Company. In connection with this declaration, Bad Toys Holdings, Inc. authorized 300,000,000 common shares of Southland Health Services, Inc. carrying a par value of $.001, of which 28,148,695 will be outstanding post spin-off. The change became effective January 12, 2006 as directed by the Board of Directors of the Company. The change in the capital structure has been given retroactive effect in the Balance Sheets of the Company. Subsequently, the Company has restated its earnings per share for the audited year-end period ended December 31, 2005 and 2004, to calculate those earnings per share, and restated the equity section of the balance sheet for the audited period ended December 31, 2005 and 2004 as if these shares had been outstanding at the beginning of the periods reported.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

NOTE 14: MERGERS AND ACQUISITIONS OF CERTAIN ASSETS

Southland Health Services, Inc. (“Southland”) was incorporated on October 17, 2003 by Glenn Crawford. Prior to 2004, it had no operations. Southland was formed to (i) facilitate the combination of Emergystat, Inc., a Mississippi corporation (“Emergystat”), and Emergystat of Sulligent, Inc., an Alabama corporation (“Sulligent”); (ii) acquire Southland Health Services, Inc., a Mississippi limited liability company; and (iii) expand emergency services operations into the state of Virginia. On February 5, 2005, but effective May 2, 2004, Southland issued 100% of its outstanding common stock to Glenn Crawford and Joe Donovan in exchange for 100% of the shares of Emergystat and Sulligent. This transaction was accounted for under the purchase method of accounting and was valued at $5,221,052. There was no write up of assets and no recognition of gain, loss or goodwill upon completion of this transaction and the assets and liabilities were recorded at their cost basis. Emergystat and Sulligent were both “S” corporations for income tax purposes until completion of the transaction. Although purchase agreements were not executed evidencing the roll up until February 5, 2005, the former shareholders and management of the Company directed actual operations of the acquired entities and exercised effective control over the acquired companies prior to or on May 2, 2004. Additionally, although Southland, Emergystat and Sulligent were under common control, they did not have a “parent-subsidiary” relationship prior to February 5, 2005. After the transaction was originally reported, the Company determined that 10% of the common stock of Emergystat, Inc. and 10% of the common stock of Emergystat of Sulligent, Inc. is pledged as collateral to secure a loan from an individual in the original principal amount of $250,000. Subsequent to the loan, the individual filed bankruptcy. The Company and the trustee reached a settlement, whereby the Company agreed to repay the entire amount over a period of time. The balance due on the settlement with the individual is $166,000 and is recorded as a trade liability. The purchase price for this transaction was allocated as follows:

	Emergystat, Inc.	Emergystat of Sulligent, Inc.
Cash	$996,765	$0
Accounts receivable - net	4,862,418	689,349
Note receivable	552,450	457,731
Fixed assets - net	965,130	1,159,756
Prepaid insurance and deposits	1,226,272	0
Other Assets	1,343,956	1,164,504
Total Assets	$9,946,991	$3,471,340
Accounts payable	$313,550	$446,158
Overdrafts		592,954
Notes payable	2,191,117	1,903,347
Payroll taxes payable		2,142,017
Other Liabilities		608,136
Total liabilities	$2,504,667	$5,692,612
Net Assets	$7,442,324	$(2,221,272)

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

Net purchase price of combined entities : $5,221,052

On December 26, 2004, Southland acquired one hundred percent (100%) of the equity ownership interests of Southland Health Services, LLC, a Mississippi limited liability company, in exchange for two hundred shares, or 20%, of the common stock of Southland pursuant to a Contribution and Stock Agreement by and between Southland and Roy Joseph Cerone, the sole member of Southland Health Services, LLC. This transaction was accounted for under the purchase method of accounting and was valued at $2,205,764. The purchase price for this transaction was determined in the same manner as the transaction between Southland Health Services, LLC and Quality Care Ambulance Services, Inc. described below. This amount was recorded as an investment in Southland Health Services, LLC as it was a purchase of a membership interest in a limited liability company as opposed to a purchase of assets. There was no additional write-up or write-off of the assets and liabilities recorded in this transaction. The valuation of the transaction and the allocation of the purchase price was determined and mutually agreed upon by the prior owners of the Company. On February 5, 2005 with an effective date of May 2, 2004, Southland Health Services, LLC acquired certain assets and assumed certain liabilities of Quality Care Ambulance Services, Inc., a Tennessee corporation in exchange for the issuance of a promissory note in the amount of $1,100,000. Roy Joseph Cerone was the majority shareholder of Quality Care Ambulance Services, Inc. and the sole member of Southland Health Services, LLC. The transaction was accounted for under the purchase method of accounting and was valued at $2,205,764. The purchase price for this transaction was determined by the total amount of liabilities assumed, $1,105,764, and the note in the amount of $1,100,000 issued for the purchase of certain assets which was for ambulances. (SEE ALSO NOTE 8: LEGAL MATTERS) The transaction resulted in recording $1,918,912 as “Intangibles-Contracts” and $286,852 as “ambulances.” Southland Health Services, LLC serves parts of Eastern Tennessee and Southwest Virginia. After the acquisition of the Company by Bad Toys Holdings, Inc., new management determined that the primary contracts in both Tennessee and Virginia were under priced and that there was insufficient private sector service volume to offset the discounted contract prices resulting in monthly losses to the Company. As such, during 2005, the Company withdrew from one of the Tennessee contracts and renegotiated the primary Virginia contract. This resulted in a write off of $1,918,912 to “Intangibles-Contracts” in the fourth quarter of 2004.

The transactions described above were entered into by the previous owners and management of the Company prior to the Company becoming a wholly-owned subsidiary of Bad Toys Holdings, Inc.

NOTE 15: SUBSEQUENT EVENTS

Bad Toys Holdings, Inc., the 100% owner of Southland Health Services, Inc. (the Company) declared a stock dividend of .9825 shares of Southland Health Services, Inc. common stock for each Bad Toys Holdings, Inc. common share issued and outstanding as of January 12, 2006. Southland’s Form S-1 was approved by the Securities and Exchange Commission on January 8, 2007 enabling Bad Toys to complete the “spin off” of 74% of its ownership in Southland. The declared stock dividend date was effectively changed to January 31, 2007 with a distribution date of February 1, 2007 as required by NASD. The “spin off” was completed on February 1, 2007.

Effective March 23, 2007, Southland Health Services, Inc. closed its acquisition of certain assets of Tri-County Ambulance, LLC of Ellijay, Georgia. The acquisition will provide in excess of $2.5 million in revenues annually to the Company and expansion into a new state. Ellijay is located in a prime growth area north of Atlanta, Georgia.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In addition, the Company’s Chief Executive and acting Chief Financial Officer is devoting considerable effort to continue to develop and implement a system of disclosure controls and procedures to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management and its officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2006 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2006.

The Company has limited working capital and has maintained minimal staffing in the financial and administrative areas. This limits the overall checks and balances in the system of financial controls.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, in order to move toward establishing an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the fourth quarter of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

The following table sets forth information as of December 31, 2006, regarding individuals who serve as our directors and executive officers.

All persons who serve as our directors and executive officers who are also currently directors and officers of Bad Toys Holdings, Inc. (“Bad Toys”) are noted with an asterisk (*).

Name of Director/Executive Officer	Age	Position	Period Served
Larry N. Lunan*	66	Chief Executive Officer, President and Director	February 2005 to Present
T. Alan Walls*	46	Chief Financial Officer and Secretary	July 2004 to Present
Walter Clanton DuBose	58	Chief Operating Officer	February 1995 to Present
Roger A. Warren*	42	Director	February 2005 to Present
Clinton Hubbard*	59	Director	February 2005 to Present

Duties, Responsibilities And Experience

Larry N. Lunan. Mr. Lunan is our President, Chief Executive Officer and Chairman of the Board of Directors and has served the Company in these capacities since February 2005. Mr. Lunan founded Bad Toys Holdings, Inc., our parent company, and has served as its President and Chief Executive Officer since June 2000. Mr. Lunan also serves as a director of Bad Toys Holdings, Inc. Mr. Lunan received a certified public accountant certificate in 1968 and was an accountant with Haskins & Sells from 1967 to 1971. From 1971 to 1975 Mr. Lunan was a controller and vice president of finance for Arcata Book Group, a subsidiary of Arcata Corporation. From 1982 until July 1994 he was employed as president of Fors Capital Corporation, a wholly-owned business consulting firm. In this capacity, he was active in development-stage companies and capital formation.

T. Alan Walls. Mr. Walls is the Chief Financial Officer of the Company and has served us in that capacity since 2004. Mr Walls also has served as the Chief Financial Officer and Secretary of Bad Toys Holdings, Inc. since February 2, 2005. Mr. Walls is a graduate of Auburn University (1984). Prior to joining the Company, Mr. Walls practiced accountancy as a sole proprietor from 1991 until 2004 in Johnson City, Tennessee. During this time, Mr. Walls’ firm successfully completed several peer reviews and served many public and private companies in a variety of industries.

Walter Clanton DuBose. Mr. DuBose currently serves as our Chief Operating Officer. Mr. DuBose joined our subsidiary, Emergystat, Inc., in 1995. He has been in the EMS industry since 1982 and has been a paramedic since 1995. He has served on the West Alabama EMS Board for the last eight years. Prior to joining our Company he was a senior account executive with GTE. He is responsible for all field operations including scheduling of personnel, maintenance of vehicles and medical control. Mr. Dubose has assisted with the start-up process of numerous new operations. His education includes a degree in Criminal Justice from Northwest Alabama College.

Roger A. Warren. Mr. Warren has served as a member of our Board of Directors since February 2005 and also serves as a director of Bad Toys Holdings, Inc. Since 1998, Mr. Warren has worked for Stafford & Warren as a certified public accountant, specializing in small, start-up, and development-stage companies. Client industries served include manufacturing enterprises, real estate, professional service corporations, mining operations, and environmental clean-up. Mr. Warren was an accountant with Arthur Young & Co. from 1986 to 1990 and received a certified public accounting certificate in 1990. He then practiced accountancy as a sole proprietor from 1990 until 1998, when he combined his practice with Stafford & Associates to form Stafford & Warren.

Clinton L. Hubbard. Mr. Hubbard has served as a member of our Board of Directors since February 2005 and also serves as a director of Bad Toys Holdings, Inc. Since 1978, Mr. Hubbard has practiced law in Irvine, California, specializing in business and real estate matters. He was admitted to the Colorado Bar in 1974 and to the California Bar in 1978. Mr. Hubbard was also the Executive Vice-President for Sales and Marketing for Pleion Corporation, a medium size office equipment manufacturing company. His background also includes service in the United States Marine Corps as an infantry officer, and as a judge advocate and military judge following law school, retiring from the reserves as a Lieutenant Colonel in 1990.

Significant Employees

Other than the executive officers named above, we do not have any “significant employees.”

Family Relationships

There are no known family relationships among any of our directors and executive officers.

Involvement In Legal Proceedings

To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Structure

Our bylaws provide that our board of directors will have a minimum of one member and a maximum of seven members and that the number of members will be fixed by a majority vote of the board of directors. Our articles of incorporation and our bylaws provide that our board of directors will consist of one class, with our directors being elected each year at our annual meeting of stockholders. Our directors may be removed with or without cause by a majority vote of stockholders. Any vacancies in our board of directors caused by removal of a director may be filled at a meeting of stockholders. Any vacancies in our board of directors caused by death, resignation, removal of a director (that are not filled at a stockholder meeting) or otherwise, or by an increase in the number of directors, will be filled by a majority of the directors then in office. With the exception of Messrs. Lunan and Walls, we believe our directors are independent, non-employee directors.

Committees

Audit Committee

The Company does not have an audit committee and therefore, does not currently have a written audit committee charter or similar document.

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under Item 407(d)(5)(ii) of Regulation S-K. We believe that the current members of our Board of Directors have the requisite financial background and experience to carry out the duties an audit committee would perform. For example, Mr. Lunan and Mr. Warren perform some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the Company’s annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, officers and holders of more than 10% of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Because the Company had no securities registered under the Exchange Act or under the Securities Act of 1933, as amended (the “Securities Act”), during the last fiscal year, no reports were required to be filed pursuant to Section 16(a) of the Exchange Act during the last fiscal year.

Code of Ethics

The Company has not adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to adopt a Code of Ethics upon completion of a special shareholder meeting providing for the election of new directors. The Code of Ethics is in process of being created but has not yet been finalized by the Board of Directors.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

Historical Compensation of Our Executive Officers

The following table contains compensation information for our Chief Executive Officer and the other persons who, based on employment with us, were the most highly compensated for the year ended December 31, 2006. Unless noted otherwise, all of the information included in this table reflects compensation earned by the individuals for services rendered to our Company. Unless otherwise noted, all references in the following tables to stock and stock options relate to awards of stock and stock options granted by us.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry N. Lunan	2006	$175,000		—	—	—	—	$2,400	—	$177,400
Chief Executive Officer and President	2005	$72,000	(1)	—	—	—	—	—	—	$72,000
	2004	$0		—	—	—	—	—	—	—
T. Alan Walls,	2006	$110,000		—	—	—	—	$2,400	—	$112,400
Chief Financial Officer	2005	$110,000	(2)	—	—	—	—	—	—	$110,000
	2004	110,000		—	—	—	—	—	—	$110,000
		—
Walter Clanton DuBose,	2006	$133,500		—	—	—	—	—	—	$133,500
Chief Operating Officer	2005	$96,000	(3)	—	—	—	—	—	—	$96,000
	2004	$96,000		—	—	—	—	—	—	$96,000

(1)	Amount accrued, but unpaid to Mr. Lunan for his service rendered to our parent company, Bad Toys Holdings, Inc. Mr. Lunan did not receive a salary from our Company for the fiscal year ended December 31, 2005. Mr. Lunan is expected to receive $175,000 for his service to our Company for the fiscal year ended December 31, 2006.
(2)	Amounts paid to T. Alan Walls are for his services as Chief Financial Officer of our Company, as an operating subsidiary of Bad Toys. See “Employment Contracts” below for further information.
(3)	Amounts paid to Walter Clanton DuBose are for his services as Chief Operating Officer of Emergystat, Inc., a subsidiary of our Company.

Employment Contracts

T. Alan Walls, Chief Financial Officer

On July 29, 2004, we entered into a two-year employment agreement with T. Alan Walls (the “Walls Employment Agreement”) pursuant to which Mr. Walls agreed to serve as our Chief Financial Officer. Under the terms of the Walls Employment Agreement, Mr. Walls is entitled to receive a salary of $110,000 per annum. In addition, under the terms of the agreement, Mr. Walls is entitled to (a) participate in any group insurance plans or employee benefit plans made available to our executive officers; and (b) reimbursement for any reasonable expenses incurred by him in the course of performing his duties. In the event Mr. Walls is terminated by us without cause, Mr. Walls is entitled to receive his full base salary of $110,000 for a period of twelve months. The Walls Employment Agreement contains confidentiality and non-competition provisions. During Mr. Walls’ employment with the Company and for the two years following his termination for any reason, Mr. Walls is prohibited from (x) performing services for, or being affiliated in any manner with, any ambulance service provider who provides service in any county in which the Company or any of its affiliates provides ambulance service and (y) disclosing any of the Company’s confidential information. The Walls Employment Agreement expired on July 29, 2006 and the Company does not intend to renew or extend the agreement. A copy of the Walls Employment Agreement is attached to this filing as Exhibit 10.11.

Compensation Discussion and Analysis

Overview and Objectives

The goal of the Company’s executive officer compensation program is to recruit and retain qualified and energetic individuals who can create long-term value for our shareholders. The elements of our compensation package consist of salary and other benefits. In deciding on the type and amount of compensation for each executive, we focus on both current pay and the opportunity for future compensation. Our executives’ salaries are designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness.

Implementing Our Objectives

Determining Compensation

The Board of Directors sets executive compensation at our Company. We rely upon our judgment in making compensation decisions, after reviewing the performance of the company and evaluating an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with the company, current compensation arrangements, and long-term potential to enhance shareowner value. Specific factors affecting compensation decisions for the named executives include:

•

key financial measurements such as revenue, operating profit, earnings per share, operating margins, return on total equity or total capital, cash flow from operating activities, and total shareholder return;

•	strategic objectives such as acquisitions, dispositions, or joint ventures;

•	promoting commercial excellence by launching new or continuously improving products or services, being a leading market player, and attracting and retaining customers;

•	achieving operational goals for the company or particular business led by the named executive, including improved productivity, simplification, and risk management; and

•	achieving excellence in their organizational structure and among their employees.

We do not adhere to rigid formulas or industry benchmarks or react to short-term changes in business performance in determining the amount of compensation. The Company has no contractual arrangement with any compensation consultant who determines or recommends the amount or form of senior executive or director compensation. The Company does not take into account the tax treatment or impact of accounting upon compensation.

Elements Used to Achieve Compensation Objectives

Annual cash compensation

Base salaries for our named executives depend on the scope of their responsibilities, their performance, and the period over which they have performed those responsibilities. Decisions regarding salary increases take into account the executive’s current salary and the amounts paid to the executive’s peers within and outside the company.

Other Compensation

We provide our named executives with other benefits, that we believe are reasonable, competitive and consistent with the company’s overall executive compensation program. We believe that these benefits generally allow our executives to work more efficiently. The costs of these benefits constitute only a small percentage of each named executive’s total compensation, and include payment of health insurance premiums. We do not consider the impact of benefits when setting salary or the impact of salary when setting benefits.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the company’s CEO or any of the company’s four other most highly compensated executive officers who are employed as of the end of the year. This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by shareowners). For the fiscal year ended on December 31, 2006, the Company had no compensation, including grants of stock options, annual bonuses, or long-term performance awards, designed to satisfy the requirements for deductible compensation.

Under the tax rules, the company must obtain shareowner approval every five years of the material terms of any performance goals for qualifying performance-based compensation, including annual bonuses.

Potential Impact on Compensation from Executive Misconduct

If the Board determines that an executive officer has engaged in fraudulent or intentional misconduct, the Board would take action to remedy the misconduct, prevent its recurrence, and impose such discipline on the wrongdoers as would be appropriate. Discipline would vary depending on the facts and circumstances, and might include, without limit, (1) termination of employment, (2) initiating an action for breach of fiduciary duty, and (3) if the misconduct resulted in a significant restatement of the Company’s financial results, seeking reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that is greater than would have been paid or awarded if calculated based on the restated financial results. These remedies would be in addition to, and not in lieu of, any actions imposed by law enforcement agencies, regulators or other authorities.

Stock Option Grants

We have never granted any stock options to our directors and officers.

Exercises of Stock Options and Year End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended December 31, 2006, or (ii) since the end of our most recent fiscal year on December 31, 2006.

Outstanding Stock Options

Our directors and officers do not hold any options to purchase any shares of our common stock.

Stock Ownership Requirements

The Company has no requirements that executives or directors own securities of the Company.

Pension Plans

The Company has a 401(R) Pension Plan available for all employees.

Currently, none of the Officers and Directors participate in this plan.

Policies

The Company does not have a formal, written policy regarding “hedging” or “shorting” of the Company’s stock.

Compensation of Directors

Directors do not receive compensation for their services as directors.

Compensation Committee Interlock and Insider Participation

The Company does not have a compensation committee. Mr. Lunan, Clint Hubbard and Roger Warren participated in the deliberations concerning the Company’s executive officer compensation. The same individuals also participate in the deliberations concerning Bad Toys Holdings, Inc.’s executive officer compensation. The Company and Bad Toys Holdings, Inc. have the same directors and executive officers.

Compensation Committee Report

The Board of Directors has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the Board of Directors has recommended that the Compensation Discussion and Analysis be included in the company’s Annual Report on Form 10-K for 2006. The Board of Directors is made up of the following:

Larry N. Lunan	Roger Warren
Clinton Hubbard	T. Alan Walls
Walter Clanton DuBose

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the Bad Toys common stock and options to purchase Bad Toys common stock beneficially owned by our directors and executive officers, as of LATEST PRACTICABLE DATE:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership in Southland Health Services, Inc.	Percent of Class (1)(2)
Common	Bad Toys Holdings, Inc. 2344 Woodridge Avenue Kingsport, Tennessee 37664	7,037,174	25%
Common	Larry N. Lunan(3)(6) 3520 Orebank Road, Kingsport, TN 37664	15,455,436	54.91%

Common	T. Alan Walls(8) 3520 Orebank Road, Kingsport, TN 37664	168,597		*
Common	Walter Clanton DuBose(9) 3520 Orebank Road, Kingsport, TN 37664	348,875		1.24%
Common	Roger A. Warren(10) 17130 Redhill Avenue, Irvine, CA 92714	98,250		*
Common	Clinton L. Hubbard(11) 10 Rivera, Cote De Casa, CA 92679	62,634		*
Common	All officers and directors as a group(6)	16,133,792	(13)	57.32%

*	Represents less than 1% of our outstanding common stock.
(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them. See Footnote 2. The number of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the stockholder has sole or shared voting power or investment power and also any shares as to which the stockholder has the right to acquire within sixty (60) days.
(2)	Applicable percentage of ownership is based on 28,148,695 shares of common stock outstanding as of April 10, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 10, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Larry N. and Susan H. Lunan are husband and wife. Each disclaims beneficial ownership of the other’s shares of the Company’s common stock and preferred stock. Mr. Lunan owns 9,208,111 shares of common stock and Mrs. Lunan owns 736,875 shares of common stock. Mr. Lunan is the holder of several interest bearing convertible demand notes. The notes bear interest at 10.0%, and are convertible to common stock at $0.10 per share at his option. The balance outstanding at December 31, 2006 was $551,045.
(4)	Reserved.
(5)	Reserved.
(6)	Includes 5,510,450 shares that are obtainable upon conversion of convertible notes held by Mr. Lunan.
(7)	Reserved.
(8)	Mr. Walls is our Chief Financial Officer.
(9)	Mr. DuBose is our Chief Operating Officer.
(10)	Mr. Warren is a member of our Board of Directors.
(11)	Mr. Hubbard is a member of our Board of Directors.
(12)	Reserved.
(13)	This figure includes all officers and directors as a group for Southland Health Services, Inc., post spin-off. (5 persons).

Change in Control

There are no current arrangements known to the Company which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons, Promoters, and Certain Control Persons

Except as set forth below, there were no transactions during the last two fiscal years, and there are no proposed transactions, to which the Company was or is to become a party in which any director, executive officer, director nominee, beneficial owner of more than five percent (5%) of any class of our stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

Glenn Crawford, the previous Chief Executive Officer and majority shareholder of the Company issued the following promissory notes to Emergystat, Inc., a subsidiary of the Company: (1) a promissory note dated December 31, 2002 having an original principal balance of $702,568, (2) a promissory note dated December 31, 2003 having an original principal balance of $1,000,000, and (3) a promissory note dated December 31, 2003 issued by Crawford having an original principal balance of $500,000 (each individually, a “Crawford Note,” and collectively, the “Crawford Notes”). In total, Glenn Crawford borrowed, in the aggregate, an original principal amount of $2,202,568 from Emergystat, Inc. (the “Original Borrowings”). Prior to the acquisition of Southland Health Services, Inc. by Bad Toys Holdings, Inc., Glenn Crawford was the majority shareholder of Southland. He was also the majority shareholder of Emergystat, Inc. and Emergystat of Sulligent, Inc. prior to their roll up into Southland. Mr. Crawford controlled all operations and activities as majority shareholder. Mr. Crawford received direct cash loans and directed other payments for his personal benefit. These transactions were recorded as loans to Mr. Crawford in the records of the Company or its subsidiaries. Company auditors provided notes for Mr. Crawford to execute for the benefit of the Company to document his transactions.

The Crawford Notes accrue interest at the prime rate of interest as reported in the Wall Street Journal and are due and payable over the next ten years. Each Crawford Note anticipates that future advances will be made from time to time. Specifically, each Crawford Note provides that “[this note] includes any future funds borrowed by Glenn Crawford. The new debt will be added to the then existing balance.” During the year ended December 31, 2005, the Company increased the outstanding balance of the Crawford Notes upon its discovery that certain amounts classified as “other assets” and “inter-company accounts” on the Company’s balance sheet were actually funds used by Mr. Crawford for his personal use or by non-affiliated entities controlled by Mr. Crawford. This reclassification resulted in an increase of approximately $2,298,935 to the outstanding balance of the Crawford Notes. In addition, under Mr. Crawford’s tenure, the Company had not accrued interest on the Crawford Notes. The Company now has properly accrued interest on each Crawford Note, commencing on the date of issuance of each Crawford Note. Finally, as supplemental information, the Company currently maintains its operations center in Vernon, Alabama. The building is owned by Mr. Crawford. The monthly rent for use of the facility is applied to the Crawford Notes. The monthly rent charged is $10,000.

As of December 31, 2006, December 31, 2005 and December 31, 2004, the aggregate outstanding balances of the Crawford Notes were $5,736,940, $4,647,998 and $2,257,000, respectively.

Effective September 30, 2006, the Company issued an Interest Bearing Demand Promissory Note (the “Note”) payable to Mr. Lunan. The Note acts as a line of credit for the Company, and proceeds of the Note are deposited directly into the Company’s operating account to be used as working capital. Mr. Lunan has indicated no intention of calling the Note within the next year. Accordingly, the Note is classified as long-term at December 31, 2006. The Note bears interest at ten percent (10.0%), is convertible to common stock at $0.10 per share at Mr. Lunan’s option, and provides for the possibility of future advances, up to an aggregate of one million dollars ($1,000,000), to the Company by Mr. Lunan. During fiscal year ended December 31, 2006, none of the debt under the Note was converted to common stock of the Company. The balance outstanding was $551,045, $0, and $0 at December 31, 2006, 2005 and 2004, respectively. Mr. Lunan is also the majority shareholder of Bad Toys Holdings, Inc. A copy of the Note is attached hereto as Exhibit 10.15.

Review, Approval, or Ratification of Transactions with Related Persons

The Company has no formal policy or procedure regarding the review, approval, or ratification of transactions with related persons. Management reviews each proposed related transaction on an ad hoc basis and determines whether such transaction is in the best interests of the Company and its shareholders.

Director Independence

The Company’s directors are listed in Item 10 of this filing.

The Company’s stock is not currently quoted by a quotation service or listed on an exchange. Therefore, the Company is not currently subject to director independence requirements. Under Item 407(a) of Regulation S-K, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the AMEX Company Guide, §121(A)(2) (2007). Under such standard, with the exception of Messrs. Lunan, DuBose, and Walls, we believe our directors are independent, non-employee directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Audit Fees

The aggregate fees billed by Pollard Kelley Audit Services for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2006, 2005, and 2004 and for the audit of the financial statements included in the Company’s Registration Statement on Form S-1 for the period ended September 30, 2006, were approximately $20,000, $51,405 and 0, respectively.

Audit-Related Fees

In the last three fiscal years, there were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees.”

Maintaining Principal Accountant’s Independence

The board of directors has considered whether the provision of the services described below are compatible with maintaining the principal accountant’s independence and believes that such services do not compromise that independence.

Tax Fees

During the last two fiscal years our principal accountant did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for the last two fiscal years.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

Exhibits
*2.2	Form of Common Stock Exchange Agreement dated May 2, 2004 by and among Southland Health Services, Inc. and the shareholders of Emergystat, Inc. and Emergystat of Sulligent, Inc.

*2.3	Form of Asset Purchase Agreement dated May 2, 2004 by and among Southland Health Services, LLC and Quality Care Ambulance Services, Inc.

*2.1	Form of Contribution and Stock Agreement dated May 2, 2004 by and among Southland Health Services, Inc. and Roy Joseph Cerone, as sole member of Southland Health Services, LLC.

*2.4	Agreement of Merger and Plan of Reorganization dated May 24, 2006 by and among Southland Health Services, Inc., a Delaware corporation and Southland Health Services, Inc., a Florida corporation.

*3.1	Certificate of Incorporation of Southland Health Services, Inc.

*3.2	Articles of Incorporation of Southland Health Services, Inc.

*3.3	By-Laws of Southland Health Services, Inc.

**10.1	Loan and Security Agreement dated April 30, 2003 by and between Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, and General Electric Capital Corporation, Inc.

*10.2	Form of Tri Party Agreement dated February 3, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.3	Form of Restructuring Agreement dated March 18, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.4	Form of Amendment No. 1 to Restructuring Agreement dated April 29, 2005 by and among Emgerystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.5	Form of Forbearance Agreement dated May 31, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.6	Form of Second Forbearance Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.7	Form of Indemnification Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.8	Third Forbearance Agreement dated September 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.9	Fourth Forbearance Agreement dated October 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.10	Fifth Forbearance Agreement dated November, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

**10.11	Employment Agreement by and between Southland Health Services, Inc. and T. Alan Walls dated July 29, 2004.

**10.12	Promissory note issued by Glenn Crawford to Emergystat, Inc. dated December 31, 2002 in the original principal amount of $702,568.

**10.13	Promissory note issued by Glenn Crawford to Emergystat, Inc. dated December 31, 2003 in the original principal amount of $1,000,000.

**10.14	Promissory note issued by Glenn Crawford to Emergystat, Inc. dated December 31, 2003 in the original principal amount of $500,000.

***10.15	Interest Bearing Demand Line of Credit Promissory Note issued by the Company to Larry Lunan on December 28, 2006.

*21.1	List of consolidated entities of the Company.

****31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 16, 2007.

****31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 16, 2007.

****32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 16, 2007.

****32.1	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 16, 2007.

*	Previously filed as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2006
**	Previously filed as an Exhibit to the Registration Statement on Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 13, 2006.
***	Previously filed as an Exhibit to the Registration Statement on Amendment No. 5 to Form S-1 filed with the Securities and Exchange Commission on December 29, 2006.
****	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHLAND HEALTH SERVICES, INC.

By	/s/ Larry N. Lunan
Larry N. Lunan
President and Chief Executive Officer
Date: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities indicated, and on the dates stated.

Signature		Title

/s/ T. Alan Walls	Date: April 17, 2007	Chief Financial Officer
T. Alan Walls		(Principal Financial and Accounting Officer)

/s/ Larry N. Lunan	Date: April 17, 2007	President, Chief Executive Officer
Larry N. Lunan		(Principal Executive Officer) and Director

/s/ Clinton Hubbard	Date: April 17, 2007	Director
Clinton Hubbard

/s/ Roger A. Warren	Date: April 17, 2007	Director
Roger A. Warren