Form 10-Q
period 2007-03-31
Southland Health Services, Inc.
filed 2007-05-21
CIK 1364796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0001364796

SOUTHLAND HEALTH SERVICES, INC.

(Exact name of registrant, as specified in its charter)

FLORIDA	20-0340136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2344 WOODRIDGE AVENUE, KINGSPORT, TN	37664
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (423) 247-9560

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2) of the Exchange Act. Check one:

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 3, 2007 was 28,148,695.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

SOUTHLAND HEALTH SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2007 and DECEMBER 31, 2006

	(Unaudited)
	March 31 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$30,881	$11,869
Accounts receivable - Trade	11,537,550	10,497,764
Prepaid expenses	350,357	328,666

TOTAL CURRENT ASSETS	11,918,788	10,838,299

FIXED ASSETS
Buildings	480,743	469,781
Furniture & fixtures	104,835	104,835
Equipment	1,882,589	1,803,646
Vehicles	4,655,246	4,436,800
Leasehold improvements	2,212	2,212

	7,125,625	6,817,274

Less: Accumulated depreciation	(4,581,723)	(4,401,135)

	2,543,902	2,416,139

OTHER ASSETS
Due from affiliated company	903,531	478,150
Prepaid insurance and deposits	619,025	725,386
Notes receivable	5,823,056	5,736,940
Other assets	693,225	465,473
Investments	1,002,000	1,002,000

	9,040,837	8,407,949

	$23,503,527	$21,662,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,151,978	$540,739
Accounts receivable line of credit	1,166,393	1,245,908
Bank overdrafts	1,354,002	1,365,964
Accrued wages	269,039	245,289
Accrued and withheld taxes	9,246,926	8,460,179
Other liability	527,522	479,976
Current portion of Notes payable	655,584	741,521

TOTAL CURRENT LIABILITIES	14,371,444	13,079,576

LONG-TERM DEBT
Notes payable - Officer	739,106	551,045
Notes payable	960,086	1,024,773

	1,699,192	1,575,818

TOTAL LIABILITIES	16,070,636	14,655,394

STOCKHOLDERS’ EQUITY
Common stock	28,149	28,149
(28,148,695 shares issued and outstanding as of June 30, 2006 and December 31, 2006)

Additional contributed capital	279,471	279,471
Retained earnings	7,125,271	6,699,373

	7,432,891	7,006,993

	$23,503,527	$21,662,387

See accompanying notes and accountant’s report.

SOUTHLAND HEALTH SERVICES, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months Ended March 31, 2007 (unaudited) and 2006 (unaudited)

	Three Months Ended
	(Unaudited)	(Unaudited)
	March 2007	March 2006
REVENUES	$8,130,178	$8,683,257

EXPENSES
Payroll and employee benefits	5,394,500	4,928,650
Depreciation	180,588	122,695
Other operating expenses	1,865,166	2,219,009

	7,440,254	7,270,354

OPERATING INCOME/(LOSS)	689,925	1,412,903

OTHER INCOME (EXPENSE)
Interest income	116,267	75,530
Interest expense	(172,268)	(199,724)

Total other income/(expense)	(56,001)	(124,194)

INCOME/(LOSS) BEFORE TAX PROVISION	633,924	1,288,709

TAX PROVISION	(208,025)	(440,881)

NET INCOME(LOSS)	$425,898	$847,828

NET INCOME/(LOSS) PER SHARE	$0.02	$0.03

AVERAGE SHARES OUTSTANDING	28,148,695	28,148,695

See accompanying notes and accountant’s report.

SOUTHLAND HEALTH SERVICES, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2007 (unaudited)

	COMMON STOCK SHARES	AMOUNT	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TOTAL
Balance at beginning of period - December 31, 2006	28,148,695	$28,149	$279,471	$6,699,373	$7,006,993

Net Income	—	—	—	$425,898	$425,898

Balance March 31, 2007	28,148,695	$28,149	$279,471	$7,125,271	$7,432,891

See accompanying notes and accountant’s report.

SOUTHLAND HEALTH SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2007 (unaudited) and 2006 (unaudited)

	Three Months Ended
	(Unaudited)	(Unaudited)
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income/(Loss)	$425,898	$847,828
Adjustments to reconcile Net (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	180,588	122,695
Stock/Note issued for assets

Changes in Assets and Liabilities
Accounts receivable	(156,632)	(86,054)
Prepaid expenses	(115,330)	(105,087)
Other Assets	(2,752)	951
Accounts payable	163,864	6,364
Accrued wages	23,750	(279,868)
Other liabilities and withheld taxes	834,293	677,303

CASH FLOWS FROM OPERATING ACTIVITIES	$1,353,680	1,184,132

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(29,893)	(108,770)
Acquisition of Tri-County Ambulance Assets, net of payables assumed	(751,199)	0
Notes receivable-net	(86,116)	(37,495)
Purchase of Investments	—

CASH FLOWS USED IN INVESTING ACTIVITIES	(867,208)	(146,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Due from affiliates - net	(425,381)	(155,141)
Notes Payable - Officers - net	188,061	0
Notes Payable - net	(230,139)	(882,841)

CASH FLOWS PROVIDED FROM/ (USED IN) FINANCING ACTIVITIES	(467,459)	(1,037,982)

NET CASH INCREASE/(DECREASE)	$19,012	(115)

CASH AT BEGINNING OF PERIOD	11,869	46,889

CASH AT END OF PERIOD	$30,881	$46,774

See accompanying notes and accountant’s report.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Reporting

The consolidated financial statements reflect the activities of Southland Health Services, Inc. and its wholly owned subsidiaries Emergystat, Inc, MedExpress of Mississippi, LLC (a wholly-owned subsidiary of Emergystat, Inc.), Emergystat of Sulligent, Inc, Extended Emergency Medical Services, Inc. (a wholly-owned subsidiary of Emergystat of Sulligent, Inc.), Southland Health Services, LLC and Southland Health Services of Georgia, Inc. The financial statements presented are the consolidated financial statements of all entities as of and for the three months ended March 31 2007 and 2006, with selected data for the twelve months ended December 31, 2006.

Description of Business Operations

The Company operates its business and markets its services as Southland Health Services d/b/a Emergystat. Southland Health Services, Inc. and its subsidiaries provide emergency and non-emergency medical transportation (ambulance) services in seven states. The subsidiaries are Southland Health Services, LLC, Emergystat, Inc., Emergystat of Sulligent, Inc., Med Express of Mississippi, LLC, Extended EMS, Inc, and Southland Health Services of Georgia, Inc. Southland Health Services, Inc. (Southland) operates a medical transportation business with over 980 full and part-time employees and provides over 130,000 medical transports annually. Southland currently serves approximately 200 communities in seven states. Southland operates primarily within the southeast region of the United States. The Company intends to develop and expand contractual relationships in current and new markets. The ambulance group operates under the brand name “Emergystat”.

The Company operates in Alabama, Florida, Louisiana, Tennessee, Virginia, Kansas, Georgia and Mississippi.

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

Trade Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. The allowance is estimated based on historical experience. The Company’s accounts receivable can be classified into five categories of payors – Medicare, Medicaid, governmental entities, private insurance and private pay. Once all collection protocols are met, private pay accounts are sent to collection and written off to the allowance for bad debts. The remainder of the receivables is transferred to private pay once the last appeal-last denial has occurred. Once the collection protocols are met on these accounts as private pay, they are sent to collection and written off.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and gross revenue less contractual discount provisions are as follows for the three months ended March 31:

	2007	2006
Gross revenue	100.0%	100.0%
Provision for contractual discounts	25.1%	26.2%
Provision for estimated uncompensated care	17.1%	18.2%
After contractual provisions	57.5%	55.6%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts are adjusted in future periods, as adjustments become known.

The Company also provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires emergency care regardless of their ability to pay.

NOTE 2: CONCENTRATION OF CREDIT RISK

The Company operates in Alabama, Florida, Louisiana, Tennessee, Virginia, Kansas, Georgia and Mississippi. Over 60% of the Company’s revenues consist of billings to Medicare and Medicaid and approximately 23% of the Company’s billing is to private insurance accounts. As such, the Company feels its overall credit risk is limited to those customers who are private pay and make up less than 17% of the Company’s overall revenue and therefore is very limited.

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during 2007 and 2006. At December 31, 2006 and March 31, 2007, none of the Company’s bank accounts exceeded such limits.

NOTE 3: PAYROLL TAXES PAYABLE

At December 31, 2006 and March 31, 2007 the Company was in arrears for several quarters of income tax withholding, social security withholding, and the employer’s share of social security. A portion of the arrearage was acquired as part of the acquisition of Emergystat of Sulligent, Inc. by Southland Health Services, Inc in 2004. In 2007, the overall outstanding payable to the IRS increased by approximately $800,000.00 from the 12/31/06 balance. The Company is currently in negotiations to obtain certain debt instruments which would allow the Company to satisfy it past due payroll tax obligations. The Company believes that under normal operational conditions cash provided from operations will allow the Company to remain current on any future payroll tax obligations.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: NOTES PAYABLE

Long-term debt consists of various notes with interest rates ranging from 6% to 10% secured by ambulances, and emergency medical equipment.

Notes Payable Consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Ambulance financing	$999,082	$1,271,681
Acquisition debt	576,587	494,612
A/R Financing	1,166,393	1,245,908
All other debt	779,106	551,045
Total	3,521,168	3,563,247
Note payable - Officer	(739,106)	(551,045)
Less A/R Financing	(1,166,393)	(1,245,908)
Less Current Portion	(655,584)	(741,521)

Total Long Term Debt	$960,086	$1,024,773

Debt maturities are as follows:

2007	$2,947,129	$2,989,208
2008	325,210	325,210
2009	157,734	157,734
2010	81,166	81,166
2011	9,929	9,929

Total	$3,521,168	$3,563,247

Ambulance Financing

The Company has entered into various installment notes for the financing of ambulances used in its operations. All of the ambulance financing has a maturity of three years or less. The proceeds of some of the bank notes were used for working capital but are secured by ambulances. These notes carry various rates of interest from 5% to 10% and various monthly payments. At March 31, 2007, the Company was current on all payments on these notes.

Acquisition Debt

On March 23, 2007 Southland Health Services of Georgia, Inc., a wholly owned subsidiary of Southland Health Services, Inc. purchased the assets of Tri-County Ambulance, LLC. $564,587 of the debt reported in this category as acquisition debt is related to this purchase and $12,000 is the remaining obligation towards the purchase of a small operation in Southwest Virginia. The acquisition note is a 5-year convertible note carrying an interest rate of 6.5% and is payable in 5 annual installments of $135,859.

A/R Financing

The A/R Financing –Line of Credit with General Electric Capital Corporation (“GE Capital”) is a $5,000,000 revolving line of credit with a term of two years with a minimum interest rate of 6.5%. The line of credit is secured by the Company’s accounts receivable and other Company assets. See also Note 8-Legal.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: INCOME TAXES

The Company was formally a wholly owned subsidiary of Bad Toys Holding Company, a Nevada corporation. The Company will file tax returns for 2006 as part of the consolidated group of Bad Toys Holding Company. Bad Toys Holding Company currently has operating loss carry forwards that will offset the net earnings of the Company. In quarter ending March 31, 2007, the Company recognized tax obligations of $208,025. These obligations are offset on the Company’s balance sheet by amounts due from the parent company and are eliminated in consolidation.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

	(unaudited)	(unaudited)
	March 31 2007	March 31 2006
Tax provision	$208,025	$440,881
Tax Allowance	0	440,881
Tax Benefit	0	0

Tax Benefit/(Provision) Net	$208,025	$440,881

The Company has a current year tax provision of $284,952, $274,025, $1,481,817, $0 and $0 at June 30, 2006 (unaudited) and 2005 (unaudited), December 31, 2005, 2004 and 2003, respectively. The amount is reduced by recognition of tax benefits from years prior to January 1, 2005. At December 31, 2004, the Company had a net operating loss (NOL) carryforward of $966,397. The NOL created a deferred tax asset for the Company which was reduced by a valuation allowance as it could not be determined at December 31, 2004 that the Company would have sufficient profits to utilize the benefit of the NOL.

	(unaudited)	(unaudited)
	March 31 2007	March 31 2006
Deferred Tax Asset	$0	$0
Valuation Allowance	0	0

Deferred Tax Asset - Net	$0	$0

NOTE 6: LEASES

Southland Health Services, Inc. leases local stations, communication tower space and equipment for its ambulance services. Most of the Company lease expense is for station locations and these leases are primarily for a period of one year or less. The Company also leased ambulances and other equipment for use in its operations.

Future minimum lease payments are as follows:

Year	Amount
2007	$659,208
2008	$43,977
2009	$43,977
2010	$0
2011	$0

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Crawford Notes accrue interest at the prime rate of interest as reported in the Wall Street Journal and are due and payable over the next ten years. Each Crawford Note anticipates that future advances will be made from time to time. Specifically, each Crawford Note provides that “[this note] includes any future funds borrowed by Glenn Crawford. The new debt will be added to the then existing balance.” During the year ended December 31, 2005, the Company increased the outstanding balance of the Crawford Notes upon its discovery that certain amounts classified as “other assets” and “inter-company accounts” on the Company’s balance sheet were actually funds used by Mr. Crawford for his personal use or by non-affiliated entities controlled by Mr. Crawford. This reclassification resulted in an increase of approximately $2,298,935 to the outstanding balance of the Crawford Notes. In addition, under Mr. Crawford’s tenure, the Company had not accrued interest on the Crawford Notes. The Company now has properly accrued interest on each Crawford Note, commencing on the date of issuance of each Crawford Note. Finally, as supplemental information, the Company currently maintains its operations center in Vernon, Alabama. The building is owned by Mr. Crawford. The monthly rent for use of the facility is applied to the Crawford Notes. The monthly rent charged is $10,000. As of December 31, 2006 and March 31, 2007, the aggregate outstanding balances of the Crawford Notes were $5,736,940 and $5,823,056, respectively.

NOTE 8: LEGAL MATTERS

The Company operates in the health care industry, which by its nature is a litigious industry. Consequently, the Company is subject to frequent litigation and, at December 31, 2005, is a defendant in several lawsuits. The Company plans to vigorously defend itself in all matters.

Pacific Capital, L.P. v. Emergystat, Inc., et al. On August 24, 2005, Pacific Capital, LP (“Pacific Capital”) filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M) naming eleven defendants, including the Company, our subsidiaries, Emergystat, Inc. and Southland Health Services, LLC, and our parent company, Bad Toys Holdings, Inc. The complaint seeks to recover $874,437.44 (plus interest, costs, and attorney’s fees) that Pacific Capital alleges it is owed under a Secured Promissory Note issued by Quality Care Ambulance Service, Inc. (“QCA”) and Quality Transportation Services, Inc. (“QTS”) to Pacific Capital in the original principal amount of $1,100,000 (the “Note”). The complaint also seeks an award of punitive damages in the amount of $3 million, or alternatively, an award of treble damages. The primary crux of Pacific Capital’s complaint is centered around its allegations that Southland Health Services, LLC, assumed a debt owed to Pacific Capital by QCA in the amount of $602,389.43 and that the Company and Bad Toys are liable to Pacific Capital under a successor-in-interest and/or merger/consolidation theory. Pacific Capital has asserted a total of twenty-two claims against the various defendants in the case. Southland Health Services, LLC, Bad Toys Holdings, Inc., and the Company vigorously oppose the allegations and claims of Pacific Capital, and believe that no monies are owed to Pacific Capital by them. Pacific Capital voluntarily dismissed Defendant Joseph Cerone from this case in March 2007. It is suspected that Defendant Cerone was dismissed so that Pacific Capital could obtain relief from the automatic stay imposed in the case by Defendant Cerone’s bankruptcy. Because he has been dismissed from the case, Defendant Cerone’s previously-filed motion to consolidate this case with Bad Toys Holdings, Inc. v. Glenn Crawford, et al. is now moot. The Court recently held a scheduling conference with the parties, during which a number of deadlines were set, including a jury trial date of September 15, 2008. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give nor estimate a range of possible loss.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of the Company’s subsidiary, Med Express of Mississippi, LLC (“Med Express”), regarding various billing issues including Leake County, Mississippi. The period under review is from January 2000 through December 2004, which occurred prior to the acquisition of the Company by Bad Toys Holdings, Inc. The Company is contractually obligated by the county governments to provide Advance Life Support (“ALS”) service in response to all calls it receives in the Mississippi counties in which it operates. Due to this, prior management billed the State of Mississippi at an ALS rate for each transport provided, even if a Basic Life Support (“BLS”) service would have been sufficient under the circumstances. The State of Mississippi has taken the position that it should have been billed at a BLS rate if a BLS transport was provided, regardless of what type of service mandated by the county. Due to these actions, the State of Mississippi has issued an assessment to the Company based on a statistical sample, which the Company believes contains multiple errors. The Company has hired an expert statistician to review the findings of the State of Mississippi. The consultant and the State are working together to resolve the matters related to the statistical sample. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give and estimate a range of loss. The Company continues to treat this matter very seriously and is working with the Attorney General to resolve this matter as expeditiously as possible. In addition, it now bills the State of Mississippi based on the type of service provided and no longer bases its billing on the type of ambulance used to perform the service.

Emergystat of Sulligent, Inc. v. United States Internal Revenue Service. The Internal Revenue Service has assessed Emergystat of Sulligent, Inc. (“Sulligent”), a subsidiary of the Company with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the United States in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to 26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service is stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit. The government has filed a Motion for Summary Judgment, which, if granted, would result in the dismissal of the lawsuit. The Motion for Summary Judgment was scheduled to be heard on August 21, 2006. On August 17, 2006, the government filed a motion asserting that cause exists under 26 U.S.C. § 6330(e)(1) to permit the Internal Revenue Service to levy while the action is pending, on the grounds that Sulligent incurred substantial new unpaid employment tax liabilities after filing the district court action. The court found for the Internal Revenue Service, which may now levy upon the assets of Sulligent.

General Electric Capital Corporation v. Bad Toys Holdings, Inc. On or about March 6, 2006, GE Capital filed a complaint against our parent company, Bad Toys Holdings, Inc. in the United States District Court for the District of Maryland, Civil Action No. 06-cv-559. GE Capital’s complaint arose from the Tri-Party Agreement that GE Capital contends obligates Bad Toys to guarantee the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. Bad Toys responded to the complaint and filed affirmative defenses that, if successful, would have denied any relief in favor of GE Capital. On October 12, 2006, GE Capital moved for summary judgment against Bad Toys, seeking at least $2 million on its claims. Both parties exchanged written discovery in the case, and the company deposed GECC. On February 26, 2007, the court heard oral arguments on GE Capital’s motion for summary judgment. After the hearing, the Court granted GE Capital’s motion in part in the amount of $1,745,452 and deferred ruling on the balance of GE Capital’s claims in the approximate amount of $532,000. A final hearing on the matter is scheduled for June 11, 2007.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bad Toys Holdings, Inc. v. Glenn Crawford, et al.; Glen Crawford, et al. v. Emergystat of Sulligent, et al.; Glenn Crawford, et al. v. Bad Toys Holdings, Inc., et al. On December 12, 2005, our parent company, Bad Toys Holdings, Inc. filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of the Company, seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on February 4, 2005, by which Bad Toys purchased all of the outstanding stock of the Company. The defendants misrepresented to Bad Toys the financial condition of the Company, thereby causing a significant inflation in the agreed upon purchase price. Bad Toys has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of the Company. Bad Toys has also demanded compensatory and punitive damages.

Defendant Joseph Cerone was voluntarily dismissed from the case of Pacific Capital, L.P. v. Emergystat, Inc., et al.; therefore, his motion to consolidate the Pacific Capital case with this case is now moot. Defendant Cerone’s bankruptcy filing has put an automatic stay on further proceedings in this matter.

In addition to the foregoing proceedings, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Other than those proceedings described above, neither the Company nor its property is a party to any known proceeding that a governmental authority is contemplating.

NOTE 9: SHAREHOLDRES’ EQUITY

The Company had 300,000,000 shares authorized and 28,148,695 shares outstanding as of December 31, 2006 and March 31, 2007.

Preferred Stock

Mr. Lunan currently holds shares of preferred stock in Bad Toys Holdings, Inc. (“Bad Toys”). The Company has approved the issuance of preferred shares with identical rights, preferences and designations to those preferred shares Mr. Lunan currently holds in Bad Toys.

NOTE 10: EMPLOYEE BENFITS

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

NOTE 11: LETTER OF CREDIT

In September 2005, the Company entered into an agreement with BB & T (the bank) of Kingsport, TN whereas the bank issued a letter of credit in the amount of $600,000.00 for the benefit of U.S Fire Insurance Company of Morristown, NJ as underlying collateral for the Company’s workers compensation policy. This letter of credit is fully supported by a CD in the amount of $600,000.00 which is held by the bank. In the third quarter of 2006, the Company increased this amount by $400,000 at the request of the Insurance Carrier whereas the total amount of the letters of credit and the CD which serves as collateral for the letters of credit is $1,000,000. See also Note 12: Worker Compensation Insurance.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: WORKER COMPENSATION INSURANCE

On June 21, 2005, the Company was issued a policy from U. S Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy ran from June 21, 2005 to June 20, 2006 and contains per claim deductible amounts of $350,000.00 with an aggregate stop loss of $1,600,000.00. On June 22, 2006 the Company renewed this policy. This policy is supported by a $1,000,000 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $1,000,000 which is held by BB & T. The Company elected to increase it per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of it workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. The Company believes that under the new plan structure it will realize significant savings. Through June 30, 2006 or 12 months the Company had paid approximately $300,000 in policy administrative cost and approximately $215,000 in actual claim losses. On March 31, 2007, US Fire Insurance Company had reserved an additional $229,000 as possible losses on pending claims for the plan year ending June 2006 and approximately $53,000 reserves for the current year plan.

The Company renewed the policy on June 21, 2006 with U. S. Fire Insurance Company. The Company was required to supply a new Letter of Credit for the new policy year. As requirements for the renewal the Company provided $400,000 additional Letter of Credit in the form of two equal increases to existing Letters of Credit of $200,000 each. The Company placed collateral in the form of a certificate of deposit as support for the $400,000 Letter of Credit obtained to cover the new policy year. The Company funded the additional collateral through its operational cash flow.

Under this insurance program, we establish reserves, using actuarial estimates, for all losses covered under the policies As such; we believe our estimates have been accurate in the past. We are not aware of anything that would likely cause these estimates to change materially. To the extent our losses exceed our collateral and assets or the limits of our insurance policies; they will have to be funded by us. If we are forced to satisfy losses that exceed our policy limits we may be forced to liquidate certain material assets to satisfy these obligations. This would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 13: COMMON STOCK

Bad Toys Holdings, Inc., the 100% owner of Southland Health Services, Inc. (the Company) declared a stock dividend of .9825 shares of Southland Health Services, Inc. for each Bad Toys Holdings, Inc. share issued and outstanding as of January 12, 2006. The purpose of this stock dividend was to affect the spin-off of 75% of the Company. In connection with this declaration, Bad Toys Holdings, Inc. authorized 300,000,000 common shares of Southland Health Services, Inc. carrying a par value of $.001, of which 28,148,695 will be outstanding post spin-off. The change became effective January 12, 2006 as directed by the Board of Directors of the Company. The change in the capital structure has been given retroactive effect in the Balance Sheets of the Company. Subsequently, the Company has restated its earnings per share for the un-audited quarterly periods ended March 31, 2006, to calculate those earnings per share, and restated the equity section of the balance sheet for the audited period ended December 31, 2006 and the un-audited period ended September 30, 2006 as if these shares had been outstanding at the beginning of the periods reported.

NOTE 14: MERGERS AND ACQUISITIONS OF CERTAIN ASSETS

Effective March 23, 2007, Southland Health Services of Georgia, a wholly owned subsidiary of Southland Health Services, Inc. acquired certain assets and assumed certain liabilities of Tri County Ambulance Service of Ellijay, GA for $1.0 million dollars in cash and notes. Under the purchase agreement, the former owner of Tri County Ambulance would receive an initial down payment of $.14 million and a five-year convertible note payable in annual installments and carrying the interest rate of 6.5%. The balance of the purchase price is made up of the assumption of certain operating liabilities. The purchase price allocation was finalized during the quarter ended March 31, 2007, and based on estimated fair values, is as follows (in thousands):

Purchase consideration	$1,000
Allocated to:
Accounts receivable	$883
Prepaid supplies	25
Property and equipment	278
Identifiable intangible assets	0
Accounts payable and other accrued liabilities	(186)

Total allocation	1,000

Goodwill	$0

Property and Equipment is primarily made up of ambulances with a estimated remaining useful life of 3-5 years.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Changes in Financial Condition

Results of Operations

Comparison of Quarters Ended March 31, 2007 and March 31, 2006.

Revenues. Revenues for the quarter ended March 31, 2007 were $8.1 million, compared to $8.7 million for the quarter ended March 31, 2006, which represents a decrease of .6 million This decrease was attributable to the Company moving out of less profitable geographic areas it serves as well as lower run transport volume in our 911 operations.

Operating Costs. Operating cost increased $.17 million for the quarter ended March 31, 2007 to $7.44 million when compared to $7.27 for the quarter ended March 31, 2006. This increase was due principally to increase in wages, fuel costs and other operational costs. We have also incurred increased legal fees in connection with our defense of certain acquired lawsuits set forth in greater detail in the section entitled “Legal Proceedings.” We also have incurred additional professional accounting and legal fees in connection with the preparation and filing of our Registration Statement on Form S-1.

Other Income/ (Expense). Other Expense decreased $.07 million for the quarter ended March 31, 2007 to $.06 million, when compared to $.12 million for the quarter ended March 31, 2006. The decrease in other expense is primarily attributable to reduced interest expense incurred by the Company for the quarter. The decrease in interest expense is associated with reduced interest expense and forbearance fees associated with the alleged default under the GE line of credit.

Net Income/Loss. Net Income decreased $.4 million for the quarter ended March 31, 2007 to $.4 million, when compared to $.8 million for the quarter ended March 31, 2006. The decrease in net income is primarily attributable to an increase in direct wage cost caused by increases in overtime; higher fuel and other operating cost; increased legal fees associated with the defense of certain acquired lawsuits and the filing of the S-1; and decreases in net revenue due to lower 911 call volume and the transition from certain non-performing contracts.

Liquidity and Capital Resources

Cash and cash equivalents were $.03 million and $.05 million as of March 31, 2007 and March 31, 2006, respectively. The Company requires cash to pay its operating expenses, make capital expenditures and service its debt and other long-term liabilities. The Company’s principal source of funds is from its operations. The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations, but will not be sufficient to retire the full amount of the obligations asserted to be owing to the Internal Revenue Service and General Electric Capital Corporation (“GE Capital”). The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. The Company is currently in negotiations to secure a $10,000,000 asset-based line of credit. If successful, the Company will use the proceeds from the line of credit to retire the full amount of the indebtedness asserted to be owing to the Internal Revenue Service and GE Capital. Even though the Company can sustain its current operations internally, in addition to obtaining an asset-based line of credit, the Company’s financing plans for 2007 also include raising additional capital through a private placement of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the IRS and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition. Furthermore, although we believe that our currently available working capital will be sufficient to continue our business for at least the next twelve (12) months, should our costs and expenses prove to be greater than we currently anticipate due to the unsuccessful outcome of any of the legal proceedings described in this filing, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new product lines, the depletion of our working capital would be accelerated. As noted above, we are seeking to secure a $10,000,000 asset-based line of credit. However, we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

The Company expects to continue its improved cash collections and intense management of collections over the next twelve months. The Company’s plans also include expansion via acquisition of ambulance service companies as well as additional new provider contracts.

Accounts Receivable. Effective March 23, 2007, Southland Health Services of Georgia, Inc., a wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Tri Country Ambulance Service of Ellijay, Georgia for $1.0 million in cash and promissory notes. As a result of this transaction, the Company acquired approximately $883,000 in accounts receivable, contributing substantially to the increase in accounts receivable seen in the financial statements which are a part of this report. This transaction also increased accounts payable by approximately $186,000.

Quarter ended March 31, 2007 and 2006

Operating Activities. Net cash provided by operating activities was $1.35 million for the quarter ended March 31, 2007, compared to $1.18 million for the quarter ended March 31, 2006. Contributing to the cash provided from operating activities during the quarter ended March 31, 2007 was net income from continuing operations of $.43 million, offset by depreciation and amortization of $.18 million, and changes in working capital of $.75 million

Investing Activities. Investing activities related to continuing operations used $.87 million for the quarter ended March 31, 2007, compared to $.15 million for the quarter ended March 31, 2006. In the quarter ended March 31, 2007, we made capital expenditures of $.03 million, mainly for ambulances as well as productivity improvements and for system and facility costs.

Financing Activities. In the quarter ended March 31, 2007, financing activities used $.47 million of cash comprised of $.23 million for reduction in notes payable, $.43 million advanced to affiliates and $.19 million received from the majority shareholder. In the quarter ended March 31, 2006, financing activities used $1.0 million of cash comprised of $.9 million for reduction in notes payable, and $.15 million advanced to affiliates.

Borrowing Arrangements

Senior Secured Credit Facility. As part of, and as a condition to Bad Toys’ acquisition of the Company, on February 3, 2005, Bad Toys allegedly guaranteed the performance of the Company’s subsidiaries, Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Borrower allegedly defaulted under both the GE Line of Credit and the GE Healthcare Obligation. As a result of the alleged default, GE Capital has filed suit against Bad Toys seeking enforcement of its alleged guaranty of these obligations (for a further discussion, please see the section entitled “Part II, Item 1, Legal Proceedings”). On or about February 26, 2007, the Court granted GE Capital’s Motion for Summary Judgment against Bad Toys in part in the amount of $1,745,452 and deferred ruling on the balance of GE Capital’s claims in the approximate amount of $532,000. A final hearing on the matter is scheduled for June 11, 2007.

Since the GE Line of Credit was in forbearance at the time Bad Toys acquired Southland Health Services, Inc. in 2004, Bad Toys had no borrowing capability under the GE Line of Credit in 2006. While Bad Toys is disappointed in the outcome of the litigation, it continues to believe that the short term impact on its cash flow will be positive as it currently does not have the obligation to pay the excessive forbearance fees, legal fees, penalties, and interest it paid during fiscal 2005.

As previously stated, the Company is in negotiations and if successful will enter into a new asset-based line of credit, whose proceeds in part will be used to satisfy the judgment obtained by GE Capital.

Liquidity

The Internal Revenue Service has assessed Emergystat of Sulligent, Inc. (“Sulligent”), a former subsidiary of the Company, with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the United States in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to 26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. On March 7, 2007, the Court granted the Internal Revenue Service’s Motion for Summary Judgment and Motion to Permit Levy. As such, the Internal Revenue Service may now levy on Sulligent’s assets to satisfy the above-described tax deficiencies.

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

Liquidity And Proposed Plans For The Next Twelve Months

The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations throughout the upcoming year, but will not be sufficient to retire its outstanding obligations to the Internal Revenue Service and GE Capital. The Company is currently in negotiations to secure a $10,000,000 asset based line of credit. If successful, the Company will use the proceeds from this line to retire the indebtedness to the Internal Revenue Service and GE Capital. However, no assurances can be given as to the outcome of these negotiations.

The Company expects to identify from time to time, as part of its growth strategy, potential acquisition candidates and, depending on the size of the acquisition require additional capital to be provided either through increases in an asset-based line of credit, various structured financing, or equity raises.

Contractual Obligations and Commercial Commitments

The following table describes our commitments to settle contractual obligations as of March 31, 2007:

	Payments due by period (Amounts stated in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable-current	$655	$655
Long-term debt	2,866	2,947	483	90
Operating lease Obligations	1,532	692	360	240	240
Capital lease Obligations
Purchase obligations
Other Long-Term Liabilities
Total contractual obligations	$5,053	$4,294	$843	330	240

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

Trade and Other Accounts Receivable

Our internal billing operations have primary responsibility for billing and collecting our accounts receivable. We utilize various processes and procedures in our collection efforts depending on the payor classification; these efforts include monthly statements, written collection notices and telephonic follow-up procedures for certain accounts. We write off amounts not collected through our internal collection efforts to our uncompensated care allowance, and send these receivables to third party collection agencies for further follow-up collection efforts. Accounts are written off when they are classified as “sent” or “to be sent” to collection agencies. We acquired software and expanded our internal collection efforts during the fourth quarter of 2006 and plan to continue to do so in 2007.

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

The Company operates in Alabama, Florida, Louisiana, Tennessee, Virginia, Kansas, Georgia and Mississippi. Over 60% of the Company’s revenue consists of billings to Medicare and Medicaid and approximately 23% of the Company’s billings are to private insurance accounts. As such, management believes the Company’s overall credit risk is low and is limited to those customers who are uninsured. Our uninsured patients, or uncompensated care, make up less than 17% of the Company’s overall revenue.

Southland Health Services, Inc

Days Sales

	March 31, 2007	March 31, 2006
Accounts Receivable	11,537,550	9,301,266
Sales for the period	40,344,587	39,279,824
Avg days sales	110,533	107,616
Days Sales	104	86

The days sales of accounts receivable was 104 days and 86 days at March 31, 2007 and March 31, 2006, respectively.

Revenue Recognition

A significant portion of our revenue is derived from Medicare, Medicaid, and private insurance payors that receive discounts from our standard charges (referred to as contractual provisions). Additionally, we are also subject to collection risk for services provided to uninsured patients or for the deductible or co-pay portion of services for insured patients (referred to as uncompensated care). Medical transportation and related service fees are recognized when services are provided and are recorded net of contractual discounts applicable to Medicare, Medicaid and other third party payors. Due to the complex healthcare reimbursement system and the length of the collection cycle with respect to medical transportation and related services fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. The collectibility of these fees is analyzed using historical collection experience. Using collection data resident in our billing system, we estimate the percentage of gross medical transportation and related services fees that will not be collected and record provisions for both discounts and doubtful accounts. The portion of the provision allocated to discounts is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized. The ratio is then applied to current period gross medical transportation and related services fees to determine the portion of the provision that will be recorded as a reduction of revenue. The remaining amount is recorded as a provision for doubtful accounts. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. For example, third party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, were for services provided that were not determined medically necessary, or insufficient supporting information was provided. In addition, multiple payors with different requirements can be involved with each claim. Discounts applicable to Medicare, Medicaid, and other third-party payors related to continuing operations, which are reflected as a reduction of medical transportation and related services revenue, totaled $3.2 million and 3.0 million as of March 31, 2007 and March 31, 2006, respectively. As a percentage of gross medical transportation and related services revenue, contractual discounts were 25.1% and 26.2%, for the quarters ended March 31, 2007 and March 31, 2006, respectively.

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

WORKER’S COMPENSATION INSURANCE

On June 21, 2006, the Company was issued a policy from U. S Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy is to run from June 21, 2006 to June 20, 2007 and contains per claim deductible amounts of $350,000 with an aggregate stop loss of $1,600,000. This policy is supported by a $1,000,000 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $1,000,000 which is held by BB & T. The Company elected to increase its per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of its workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. Through December 31, 2006 or 12 months the Company had paid approximately $372,000 in policy administrative cost and approximately $210,000 in actual claim losses. On June 30, 2006, US Fire Insurance Company had reserved an additional $250,000 as possible losses on pending claims.

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

Preferred Stock

Mr. Lunan currently holds shares of preferred stock in Bad Toys Holdings, Inc. (“Bad Toys”). The Company has approved the issuance of preferred shares with identical rights, preferences and designations to those preferred shares Mr. Lunan currently holds in Bad Toys.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We are exposed to an increase in the price of refined fuels, principally diesel fuel. We use approximately 50,000 gallons of diesel fuel per month, or 600,000 gallons per year. An increase or decrease in diesel fuel costs will affect our operating expenses. For comparative purposes, for every $0.50 per gallon increase, our operating costs per year will increase by approximately $300,000 per year based on our current fuel consumption. In order to offset the rising costs of fuel, the Company is in negotiations with certain counties in which it operates to help subsidies the fuel costs as well developing efficiency plans with crews and dispatch for travel routes and use of vehicles.

Item 4.	Controls and Procedures

Developing Disclosure Controls and Procedures

The Company’s Chief Executive and Chief Financial Officer is devoting effort to continue to develop and implement a system of disclosure controls and procedures to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management and its officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Conclusions as to Effectiveness of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2007 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2007.

The Company has limited working capital and has maintained minimal staffing in the financial and administrative areas. This limits the overall checks and balances in the system of financial controls.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, in order to move toward establishing an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the first quarter of fiscal year 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Pacific Capital, L.P. v. Emergystat, Inc., et al. On August 24, 2005, Pacific Capital, LP (“Pacific Capital”) filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M) naming eleven defendants, including the Company and its subsidiaries, Emergystat, Inc. and Southland Health Services, LLC, and Bad Toys Holdings, Inc. (“BTH”), which formerly owned a majority of the Company’s stock. The complaint seeks to recover $874,437.44 (plus interest, costs, and attorney’s fees) that Pacific Capital alleges it is owed under a Secured Promissory Note issued by Quality Care Ambulance Service, Inc. (“QCA”) and Quality Transportation Services, Inc. (“QTS”) to Pacific Capital in the original principal amount of $1,000,000 (the “Note”). The complaint also seeks an award of punitive damages in the amount of $3 million, or alternatively, an award of treble damages. The primary crux of Pacific Capital’s complaint is centered on its allegations that Southland Health Services, LLC, assumed a debt owed to Pacific Capital by QCA in the amount of $602,389.43 and that the Company and BTH are liable to Pacific Capital under a successor-in-interest and/or merger/consolidation theory. Pacific Capital has asserted a total of twenty-two claims against the various defendants in the case. Southland Health Services, LLC, the Company, and BTH vigorously oppose the allegations and claims of Pacific Capital and believe that no monies are owed to Pacific Capital by them. Pacific Capital voluntarily dismissed Defendant Joseph Cerone from this case in March 2007. It is suspected that Defendant Cerone was dismissed so that Pacific Capital could obtain relief from the automatic stay imposed in the case by Defendant Cerone’s bankruptcy. Because he has been dismissed from the case, Defendant Cerone’s previously-filed motion to consolidate this case with Bad Toys Holdings, Inc. v. Glenn Crawford, et al. is now moot. The Court recently held a scheduling conference with the parties, during which a number of deadlines were set, including a jury trial date of September 15, 2008. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give nor estimate a range of possible loss.

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

Emergystat of Sulligent, Inc. v. United States Internal Revenue Service. The Internal Revenue Service has assessed Emergystat of Sulligent, Inc. (“Sulligent”), a subsidiary of the Company, with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of

Determination Concerning Collection Action(s) under § 6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the United States in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to 26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service was stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit. The government has filed a Motion for Summary Judgment, which, if granted, would result in the dismissal of the lawsuit. The Motion for Summary Judgment was heard on August 21, 2006. On August 17, 2006, the government filed a motion asserting that cause exists under 26 U.S.C. § 6330(e)(1) to permit the Internal Revenue Service to levy while the action is pending, on the grounds that Sulligent incurred substantial new unpaid employment tax liabilities after filing the district court action. The Court found for the Internal Revenue Service, which may levy upon the assets of Sulligent.

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

Bad Toys Holdings, Inc. v. Glenn Crawford, et al.; Glen Crawford, et al. v. Emergystat of Sulligent, et al.; Glenn Crawford, et al. v. Bad Toys Holdings, Inc., et al. On December 12, 2005, Bad Toys Holdings, Inc., which formerly owned the majority of the stock of the Company, filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of the Company, seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on December 26, 2004, by which Bad Toys purchased the outstanding stock of the Company. The defendants misrepresented to Bad Toys the financial condition of the Company, thereby causing a significant inflation in the agreed upon purchase price. Bad Toys has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of the Company. Bad Toys has also demanded compensatory and punitive damages. Defendant Joseph Cerone was voluntarily dismissed from the case of Pacific Capital, L.P. v. Emergystat, Inc., et al.; therefore, his motion to consolidate the Pacific Capital case with this case is now moot. Defendant Cerone’s bankruptcy filing has put an automatic stay on further proceedings in this matter.

In addition to the matters described above, the Internal Revenue Service assessed Emergystat of Sulligent, Inc., our subsidiary, with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 31, 2005 and March 31, 2006. On July 5, 2006, the IRS sent Sulligent a Notice of Intent to Levy in connection with the assessment. Shortly thereafter, Sulligent filed a Collection Due Process request in response to the proposed levy. On October 19, 2006, the IRS issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330 in response to Sulligent’s Collection Due Process Request. Pursuant to the notice, the IRS advised Sulligent that it would not be eligible for collection alternatives and that the IRS could proceed to levy against Sulligent’s assets. On November 20 2006, the period under which Sulligent could request a review of the IRS’s collection actions expired. As such, the IRS also may levy Sulligent’s assets to satisfy the above-described tax deficiencies.

Other than those proceedings described above, neither the Company nor our property is a party to any known proceeding that a governmental authority is contemplating.

Other than as described above, this disclosure does not cover levies or other administrative actions taken by the United States Internal Revenue Service or state departments of revenue.

Item 1A.	Risk Factors

An investment in our common shares involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition. In order to attain an appreciation for these risks and uncertainties, investors should read the risk factors included in our annual report on Form 10-K, filed with the United States Securities and Exchange Commission on April 17, 2007 (the “Annual Report”), in their entirety and consider all of the information and advisements contained therein. There have been no material changes to the risk factors dislosed in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Other than sales previously reported, there were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2007.

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal quarter ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities

Other than as described in the section of this filing titled “Legal Proceedings,” there have been no material defaults in the paying of interest or principal.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits
*2.2	Form of Common Stock Exchange Agreement dated May 2, 2004 by and among Southland Health Services, Inc. and the shareholders of Emergystat, Inc. and Emergystat of Sulligent, Inc.

*2.3	Form of Asset Purchase Agreement dated May 2, 2004 by and among Southland Health Services, LLC and Quality Care Ambulance Services, Inc.

*2.1	Form of Contribution and Stock Agreement dated May 2, 2004 by and among Southland Health Services, Inc. and Roy Joseph Cerone, as sole member of Southland Health Services, LLC.

*2.4	Agreement of Merger and Plan of Reorganization dated May 24, 2006 by and among Southland Health Services, Inc., a Delaware corporation and Southland Health Services, Inc., a Florida corporation.

*3.1	Certificate of Incorporation of Southland Health Services, Inc.

*3.2	Articles of Incorporation of Southland Health Services, Inc.

*3.3	By-Laws of Southland Health Services, Inc.

**10.1	Loan and Security Agreement dated April 30, 2003 by and between Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, and General Electric Capital Corporation, Inc.

*10.2	Form of Tri Party Agreement dated February 3, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.3	Form of Restructuring Agreement dated March 18, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.4	Form of Amendment No. 1 to Restructuring Agreement dated April 29, 2005 by and among Emgerystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.5	Form of Forbearance Agreement dated May 31, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.6	Form of Second Forbearance Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.7	Form of Indemnification Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.8	Third Forbearance Agreement dated September 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.9	Fourth Forbearance Agreement dated October 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.10	Fifth Forbearance Agreement dated November, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

**10.11	Employment Agreement by and between Southland Health Services, Inc. and T. Alan Walls dated July 29, 2004.

**10.12	Promissory note issued by Glenn Crawford to Emergystat, Inc. dated December 31, 2002 in the original principal amount of $702,568.

**10.13	Promissory note issued by Glenn Crawford to Emergystat, Inc. dated December 31, 2003 in the original principal amount of $1,000,000.

**10.14	Promissory note issued by Glenn Crawford to Emergystat, Inc. dated December 31, 2003 in the original principal amount of $500,000.

***10.15	Interest Bearing Demand Line of Credit Promissory Note issued by the Company to Larry Lunan on December 28, 2006.

*21.1	List of consolidated entities of the Company.

****31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

****31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

****32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

****32.1	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

****99.1	Risk Factors incorporated by reference into Part II – Item 1A of this report.

*	Previously filed as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2006
**	Previously filed as an Exhibit to the Registration Statement on Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 13, 2006.
***	Previously filed as an Exhibit to the Registration Statement on Amendment No. 5 to Form S-1 filed with the Securities and Exchange Commission on December 29, 2006.
****	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHLAND HEALTH SERVICES, INC.

By	/s/ Larry N. Lunan
Larry N. Lunan
President and Chief Executive Officer
Date: May 21, 2007