Form 10-Q
period 2007-06-30
Southland Health Services, Inc.
filed 2007-08-20
CIK 1364796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of August 15, 2007 was 28,148,695.

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3

	Consolidated Balance Sheets As of June 30, 2007 (unaudited) As of December 31, 2006	3

	Consolidated Statement of Income Three Months and Six Months ended June 30, 2007 (unaudited) and Three Months ended and Six Months June 30, 2006 (unaudited)	4

	Consolidated Statements of Cash Flows Three Months and Six Months ended June 30, 2007 (unaudited) Three Months and Six Months ended June 30 2006 (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis or Plan of Operation	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	25

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 5	Other Information	25

Item 6	Exhibits	25

PART I FINANCIAL INFORMATION

SOUTHLAND HEALTH SERVICES, INC.

C0NSOLIDATED BALANCE SHEETS

June 30, 2007 (Unaudited) and December 31, 2006

	(Unaudited) June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$48,751	$11,869
Investments	1,002,000	1,002,000
Accounts receivable - Trade	11,994,158	10,497,764
Prepaid expenses	316,579	328,666

TOTAL CURRENT ASSETS	13,361,488	11,840,299

FIXED ASSETS
Buildings	480,743	469,781
Furniture & fixtures	104,835	104,835
Equipment	1,858,113	1,803,646
Vehicles	4,679,729	4,436,800
Leasehold improvements	2,212	2,212

	7,125,632	6,817,274
Less: Accumulated depreciation	(4,773,414)	(4,401,135)

	2,352,218	2,416,139

OTHER ASSETS
Prepaid expenses and deposits	1,011,721	725,386
Notes receivable	7,014,172	5,736,940
Other assets	126,185	465,473
Due from affiliated company	1,928,772	478,150

	8,930,850	7,405,949

	$25,794,556	$21,662,387

	(Unaudited) June 30, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,038,830	$540,739
Accounts receivable line of credit	1,950,862	1,245,908
Bank overdrafts	916,895	1,365,964
Accrued wages	492,789	245,289
Accrued and withheld taxes	9,941,866	8,460,179
Other liability	1,746,547	479,976
Deferred Tax Liability	73,100	—
Current portion of Notes payable	557,151	741,521

TOTAL CURRENT LIABILITIES	16,718,040	13,079,576

Long-term Debt
Notes payable	1,046,556	1,024,773
Notes payable - officer	686,805	551,045

	1,733,361	1,575,818

TOTAL LIABILITIES	18,451,401	14,655,394

STOCKHOLDERS' EQUITY
Common stock	28,149	28,149
Additional contributed capital	279,471	279,471
Retained earnings	7,035,535	6,699,373

	7,343,155	7,006,993

	$25,794,556	$21,662,387

SOUTHLAND HEALTH SERVICES, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Year to Date June 30,
	(Unaudited) 2007	(Unaudited) 2006	(Unaudited) 2007	(Unaudited) 2006
REVENUES	$8,727,585	$8,786,156	$16,857,763	$17,471,588

EXPENSES
Payroll and employee benefits	5,144,577	5,800,697	10,539,077	10,911,075
Depreciation and amortization	191,691	127,397	372,279	250,092
Other operating expense	2,541,992	1,827,511	4,407,158	3,864,794

	7,878,260	7,755,605	15,318,514	15,025,961

INCOME (LOSS) FROM OPERATIONS	849,325	1,030,551	1,539,249	2,445,627

OTHER INCOME/(EXPENSE)
Interest income	81,585	71,758	197,852	143,116
Interest expense	(1,052,331)	(46,351)	(1,224,599)	(246,076)

Total Other Income/(Expense)	(970,746)	25,407	(1,026,747)	(102,960)

INCOME (LOSS) BEFORE INCOME TAXES/BENEFITS AND	(121,421)	1,055,958	512,502	2,342,667

Income tax (expense)/benefit	41,283	(42,302)	(176,340)	(803,075)

NET INCOME (LOSS)	(80,138)	1,013,656	336,162	1,539,592

NET INCOME/(LOSS) from operations per share	$0.03	$0.04	$0.05	$0.09

NET INCOME/(LOSS) per share	(0.00)	$0.04	$0.01	$0.05

Average shares outstanding	28,148,695	28,148,695	28,148,695	28,148,695

See accompanying notes and accountant's report.

SOUTHLAND HEALTH SERVICES, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS' EQUITY

Six Months Ended June 30, 2007 (Unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at beginning of December 31, 2006	—	—	28,149,695	28,149	279,471	—	6,699,373	7,006,993
Net other comprehensive income							336,162	336,162

Balance at June 30, 2007	—	—	28,149,695	28,149	279,471	—	7,035,535	7,343,155

SOUTHLAND HEALTH SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Year to Date June 30,
	(Unaudited) 2007	(Unaudited) 2006	(Unaudited) 2007	(Unaudited) 2006
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income (Loss)	(80,138)	$1,013,656	$336,162	$1,539,592
Adjustments to reconcile Net Income (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	191,691	127,397	372,279	250,092
Changes in Assets and Liabilities
Accounts receivable	(456,608)	(383,108)	(613,240)	(469,162)
Prepaid supplies & expenses	127,417	(58,352)	12,087	(246,828)
Other Assets	55,705	(83,388)	52,953	721
Accounts payable	(114,842)	92,899	49,022	(24,161)
Accrued wages	223,750	3,209	247,500	(276,659)
Accrued, other liabilities and withheld taxes	763,965	722,119	1,598,258	1,587,845

CASH FLOWS FROM OPERATING ACTIVITIES	$710,940	$1,434,432	$2,055,021	$2,361,440

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(278,465)	(396,111)	(308,358)	(504,830)
Notes receivable-Net	(41,116)	(195,695)	(127,232)	(232,960)
Acquisition of Tri-County assets, net of payables assumed	—	—	(751,199)	—

CASH FLOWS FROM INVESTING ACTIVITIES	(319,581)	(591,806)	(1,186,789)	(737,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - Net	651,752	(67,929)	619,272	(942,732)
Due from affiliates-net	(1,025,241)	(812,975)	(1,450,622)	(719,196)

CASH FLOWS FROM FINANCING ACTIVITIES	(373,489)	(880,904)	(831,350)	(1,661,928)

NET CASH INCREASE	$17,870	($38,278)	$36,882	($38,278)
CASH AT BEGINNING OF PERIOD	30,881	46,889	11,869	46,889

CASH AT END OF PERIOD	$48,751	$8,611	$48,751	$8,611

Cash paid for interest	$—		$48,751

See accompanying notes and accountant's report.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Reporting

The consolidated financial statements reflect the activities of Southland Health Services, Inc. and its wholly owned subsidiaries Emergystat, Inc, MedExpress of Mississippi, LLC (a wholly-owned subsidiary of Emergystat, Inc.), Emergystat of Sulligent, Inc, Extended Emergency Medical Services, Inc. (a wholly-owned subsidiary of Emergystat of Sulligent, Inc.), Southland Health Services, LLC and Southland Health Services of Georgia, Inc. The financial statements presented are the consolidated financial statements of all entities as of and for the three months and six months ended June 30 2007 and 2006, with selected data for the twelve months ended December 31, 2006.

Description of Business Operations

The Company operates its business and markets its services as Southland Health Services d/b/a Emergystat. Southland Health Services, Inc. and its subsidiaries provide emergency and non-emergency medical transportation (ambulance) services in seven states. The subsidiaries are Southland Health Services, LLC, Emergystat, Inc., Emergystat of Sulligent, Inc., Med Express of Mississippi, LLC, Extended EMS, Inc, and Southland Health Services of Georgia, Inc. Southland Health Services, Inc. (Southland) operates a medical transportation business with over 900 full and part-time employees and provides over 100,000 medical transports annually. Southland currently serves approximately 200 communities in six states. Southland operates primarily within the southeast region of the United States. The Company intends to develop and expand contractual relationships in current and new markets. The ambulance group operates under the brand name “Emergystat”.

The Company operates in Alabama, Florida, Tennessee, Virginia, , Georgia and Mississippi.

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

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and gross revenue less contractual discount provisions are as follows for the six months ended June 30:

	2007	2006
Gross revenue	100.0%	100.0%
Provision for contractual discounts	25.4%	26.2%
Provision for estimated uncompensated care	20.0%	18.2%
After contractual provisions	54.6%	55.6%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts are adjusted in future periods, as adjustments become known. To comply with industry reporting and effective with the quarter ended March 31, 2007, the Company began presenting its net revenue on its financial statements, net of allowance for bad debts

The Company also provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires emergency care regardless of their ability to pay.

NOTE 2: CONCENTRATION OF CREDIT RISK

The Company operates in Alabama, Florida, Tennessee, Virginia, , Georgia and Mississippi. Over 60% of the Company’s revenues consist of billings to Medicare and Medicaid and approximately 23% of the Company’s billing is to private insurance accounts. As such, the Company feels its overall credit risk is limited to those customers who are private pay and make up less than 17% of the Company’s overall revenue and therefore is very limited.

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during 2007 and 2006. At December 31, 2006 and June 30, 2007, none of the Company’s bank accounts exceeded such limits.

NOTE 3: PAYROLL TAXES PAYABLE

At December 31, 2006 and June 30, 2007 the Company was in arrears for several quarters of income tax withholding, social security withholding, and the employer’s share of social security. A portion of the arrearage was acquired as part of the acquisition of Emergystat of Sulligent, Inc. by Southland Health Services, Inc in 2004. In 2007, the overall outstanding payable to the IRS increased by approximately $1.5 million from the 12/31/06 balance. The Company is currently in negotiations to obtain certain debt instruments which would allow the Company to satisfy it past due payroll tax obligations. The Company believes that under normal operational conditions cash provided from operations will allow the Company to remain current on any future payroll tax obligations.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: NOTES PAYABLE

Long-term debt consists of various notes with interest rates ranging from 6% to 10% secured by ambulances, and emergency medical equipment.

Notes Payable Consist of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Ambulance financing	$1,280,790	$1,271,681
Acquisition debt	564,587	494,612
A/R Financing	1,950,862	1,245,908
All other debt	445,136	551,045
Total	4,241,374	3,563,247
Note payable - Officer	(686,805)	(551,045)
Less A/R Financing	(1,950,862)	(1,245,908)
Less Current Portion	(557,151)	(741,521)

Total Long Term Debt	$1,046,556	$1,024,773

Debt maturities are as follows:

2007	$3,194,818	$2,989,208
2008	398,870	325,210
2009	266,881	157,734
2010	195,359	81,166
2011	185,446	9,929

Total	$4,241,374	$3,563,247

Ambulance Financing

The Company has entered into various installment notes for the financing of ambulances used in its operations. All of the ambulance financing has a maturity of three years or less. The proceeds of some of the bank notes were used for working capital but are secured by ambulances. These notes carry various rates of interest from 5% to 10% and various monthly payments. At June 30, 2007, the Company was current on all payments on these notes.

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

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: INCOME TAXES

The Company was formally a wholly owned subsidiary of Bad Toys Holding Company, a Nevada corporation. The Company will file tax returns for 2006 as part of the consolidated group of Bad Toys Holding Company. Bad Toys Holding Company currently has operating loss carry forwards that will offset the net earnings of the Company. Through six months ending June 30, 2007, the Company recognized tax obligations of $.2 million. These obligations are offset on the Company’s balance sheet by amounts due from the parent company and are eliminated in consolidation.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

	(unaudited) June 30 2007		(unaudited) June 30 2006
Tax provision		$176,340	$440,881
Tax Allowance		0	440,881
Tax Benefit		0	0

Tax Benefit/(Provision) Net	$		$440,881

The Company has a current year tax provision of $176,340, and $440,881 at June 30, 2007 (unaudited) and 2006 (unaudited), respectively. The 2006 amount is reduced by recognition of tax benefits from years prior to January 1, 2005. At December 31, 2004, the Company had a net operating loss (NOL) carryforward of $966,397. The NOL created a deferred tax asset for the Company which was reduced by a valuation allowance as it could not be determined at December 31, 2004 that the Company would have sufficient profits to utilize the benefit of the NOL.

	(unaudited) June 30 2007	(unaudited) June 30 2006
Deferred Tax Asset	$0	$0
Valuation Allowance	0	0

Deferred Tax Asset - Net	$0	$0

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

The Crawford Notes accrue interest at the prime rate of interest as reported in the Wall Street Journal and are due and payable over the next ten years. Each Crawford Note anticipates that future advances will be made from time to time. Specifically, each Crawford Note provides that “[this note] includes any future funds borrowed by Glenn Crawford. The new debt will be added to the then existing balance.” During the year ended December 31, 2005, the Company increased the outstanding balance of the Crawford Notes upon its discovery that certain amounts classified as “other assets” and “inter-company accounts” on the Company’s balance sheet were actually funds used by Mr. Crawford for his personal use or by non-affiliated entities controlled by Mr. Crawford. This reclassification resulted in an increase of approximately $2,298,935 to the outstanding balance of the Crawford Notes. In addition, under Mr. Crawford’s tenure, the Company had not accrued interest on the Crawford Notes. The Company now has properly accrued interest on each Crawford Note, commencing on the date of issuance of each Crawford Note. Finally, as supplemental information, the Company currently maintains its operations center in Vernon, Alabama. The building is owned by Mr. Crawford. The monthly rent for use of the facility is applied to the Crawford Notes. The monthly rent charged is $10,000. As of December 31, 2006 and June 30, 2007, the aggregate outstanding balances of the Crawford Notes were $5,736,940 and $7,014,172, respectively.

The increase in Notes Receivable for the period ending June 30, 2007 is primarily related to an adjustment of $1,150,000 related to an offer the Company has made in connection with the Mississippi Medicaid investigation. This investigation and settlement offer is related to years 2001-2004 while Mr. Crawford owned the Company and was not disclosed by Mr. Crawford at the time the Company was purchased by Bad Toys Holdings, Inc. (see Legal Matters)

NOTE 8: LEGAL MATTERS

The Company operates in the health care industry, which by its nature is a litigious industry. Consequently, the Company is subject to frequent litigation and, at December 31, 2005, is a defendant in several lawsuits. The Company plans to vigorously defend itself in all matters.

Pacific Capital, L.P. v. Emergystat, Inc., et al. On August 24, 2005, Pacific Capital, LP (“Pacific Capital”) filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M) naming eleven defendants, including the Company and Southland Health Services, Inc., Emergystat, Inc. and Southland Health Services, LLC, former subsidiaries of the Company. The complaint seeks to recover $874,437.44 (plus interest, costs, and attorney’s fees) that Pacific Capital alleges it is owed under a Secured Promissory Note issued by Quality Care Ambulance Service, Inc. (“QCA”) and Quality Transportation Services, Inc. (“QTS”) to Pacific Capital in the original principal amount of $1,000,000 (the “Note”). The complaint also seeks an award of punitive damages in the amount of $3 million, or alternatively, an award of treble damages. The primary crux of Pacific Capital’s complaint is centered on its allegations that Southland Health Services, LLC, assumed a debt owed to Pacific Capital by QCA in the amount of $602,389.43 and that Southland Health Services, Inc. and the Company are liable to Pacific Capital under a successor-in-interest and/or merger/consolidation theory. On August 15, 2007, the Pacific Capital settled claims against all Defendants in the above referenced matter for a total sum of seventy-thousand dollars ($70,000).

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of the Company’s subsidiary, Med Express of Mississippi, LLC (“Med Express”), regarding various billing issues including Leake County, Mississippi. The period under review is from January 2000 through December 2004, which occurred prior to the acquisition of the Company by Bad Toys Holdings, Inc. The Company is contractually obligated by the county governments to provide Advance Life Support (“ALS”) service in response to all calls it receives in the Mississippi counties in which it operates. Due to this, prior management billed the State of Mississippi at an ALS rate for each transport provided, even if a Basic Life Support (“BLS”) service would have been sufficient under the circumstances. The State of Mississippi has taken the position that it should have been billed at a BLS rate if a BLS transport was provided, regardless of what type of service mandated by the county. Due to these actions, the State of Mississippi has issued an assessment to the Company based on a statistical sample, which the Company believes contains multiple errors. The Company has hired an expert statistician and counsel to review the findings of the State of Mississippi. The consultant and the State are working together to resolve the matters related to the statistical sample. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give an estimate a range of loss, however, the Company has instructed it counsel to make an offer of settlement in the amount of $1.15 million. The Company has charged this settlement offer to the Note due from Mr. Crawford as this investigation relates to the periods 2001-2004 during the time the Company was owned by Mr. Crawford and was not disclosed by Mr. Crawford at the time he sold the Company to Bad Toys Holdings Inc. (see footnote 7 “Notes Receivable”) The Company continues to treat this matter very seriously and is working with the Attorney General to resolve this matter as expeditiously as possible. In addition, it now bills the State of Mississippi based on the type of service provided and no longer bases its billing on the type of ambulance used to perform the service.

General Electric Capital Corporation v. Bad Toys Holdings, Inc. On or about March 6, 2006, GE Capital filed a complaint against our parent company, Bad Toys Holdings, Inc. in the United States District Court for the District of Maryland, Civil Action No. 06-cv-559. GE Capital’s complaint arose from the Tri-Party Agreement that GE Capital contends obligates Bad Toys to guarantee the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. Bad Toys responded to the complaint and filed affirmative defenses that, if successful, would have denied any relief in favor of GE Capital. On October 12, 2006, GE Capital moved for summary judgment against Bad Toys, seeking at least $2 million on its claims. Both parties exchanged written discovery in the case, and the company deposed GECC. On February 26, 2007, the court heard oral arguments on GE Capital’s motion for summary judgment. After the hearing, the Court granted GE Capital’s motion in part in the amount of $1,745,452 and deferred ruling on the balance of GE Capital’s claims in the approximate amount of $532,000. A final hearing on the matter resulted in a final judgment against Bad Toys Holdings, Inc. granted to GE Capital for a total sum of $1.9 million.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bad Toys Holdings, Inc. v. Glenn Crawford, et al. On December 12, 2005, our parent company, Bad Toys Holdings, Inc. filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of the Company, seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on February 4, 2005, by which Bad Toys purchased all of the outstanding stock of the Company. The defendants misrepresented to Bad Toys the financial condition of the Company, thereby causing a significant inflation in the agreed upon purchase price. Bad Toys has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of the Company. Bad Toys has also demanded compensatory and punitive damages.

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

NOTE 9: SHAREHOLDERS’ EQUITY

The Company had 300,000,000 shares authorized and 28,148,695 shares outstanding as of December 31, 2006 and June 30, 2007.

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

NOTE 11: LETTER OF CREDIT

In September 2005, the Company entered into an agreement with BB & T (the bank) of Kingsport, TN whereas the bank issued a letter of credit in the amount of $600,000.00 for the benefit of U. S. Fire Insurance Company of Morristown, NJ as underlying collateral for the Company’s workers compensation policy. This letter of credit is fully supported by a CD in the amount of $600,000.00 which is held by the bank. In the third quarter of 2006, the Company increased this amount by $400,000 at the request of the Insurance Carrier whereas the total amount of the letters of credit and the CD which serves as collateral for the letters of credit is $1,000,000. See also Note 12: Worker Compensation Insurance.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: WORKER COMPENSATION INSURANCE

On June 21, 2006, the Company was issued a policy from U. S. Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy ran from June 21, 2005 to June 20, 2007 and contains per claim deductible amounts of $350,000.00 with an aggregate stop loss of $1,600,000.00. On June 22, 2006 the Company renewed this policy. This policy is supported by a $1,000,000 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $1,000,000 which is held by BB & T. The Company elected to increase it per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of it workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. The Company believes that under the new plan structure it will realize significant savings. Through June 30, 2007 or 12 months the Company had paid approximately $300,000 in policy administrative cost and approximately $75,000 in actual claim losses. On June 30, 2007, US Fire Insurance Company had reserved an additional $53,000 as possible losses on pending claims for the plan year ending June 2007 and approximately $15,000 reserves for the current year plan.

The Company renewed the policy on June 21, 2007 with U. S. Fire Insurance Company. The Company was required to supply a new Letter of Credit for the new policy year. As requirements for the renewal the Company provided $100,000 additional cash deposits.

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

Changes in Financial Condition

Results of Operations

Comparison of Quarters Ended June 30, 2007 and June 30, 2006 and Six Months Ended June 30, 2007 and June 30 2006.

Revenues. Revenues for the quarter ended June 30, 2007 were $8.7 million, compared to $8.8 million for the quarter ended June 30, 2006, which represents a decrease of $.1 million This decrease was attributable to the Company moving out of less profitable geographic areas it serves as well as lower run transport volume in our 911 operations offset by increase revenues associated with the Company’s new Georgia operations. For the six month period ended June 30, 2007 net revenues were $16.9 million as compared to $17.5 million in net revenues recorded in the six month period ended June 30, 2006.

Operating Costs. Operating cost remained constant at $7.8 million for both the quarter ended June 30, 2007 and the quarter ended June 30, 2006.. For the six month period ended June 30, 2007, operating costs were $15.3 as compared to operating cost of $15.0 for the six month period ended June 30, 2006. This increase was due principally to increase in wages, fuel costs and other operational costs. We have also incurred increased legal fees in connection with our defense of certain acquired lawsuits set forth in greater detail in the section entitled “Legal Proceedings.” We also have incurred additional professional accounting and legal fees in connection with the preparation and filing of our Registration Statement on Form S-1

Other Income/(Expense). Other Expense increased $. (1.0) million for the quarter ended June 30, 2007 to $. 1.0 million, when compared to the quarter ended June 30, 2006. The increase in other expense is primarily attributable to the Company accounting for the final settlement amount for its A/R line of credit with GE. (See Legal Matters) For the six month period ended June 30, 2007, other income/(expenses) were ($1.0) million as compared to other income/expense of ($.1) million for the six month period ended June 30, 2006. Net Income/Loss. Net Income decreased $1.1 million for the quarter ended June 30, 2007 to a net loss of ($.1) million, when compared to net earnings of $1.0 million for the quarter ended June 30, 2006. The decrease in net income is primarily attributable to an increase in direct wage cost caused by increases in overtime; higher fuel and other operating cost; increased legal fees associated with the defense of certain acquired lawsuits and the filing of the S-1; and decreases in net revenue due to lower 911 call volume and the transition from certain non-performing contracts as well as the accounting for the final settlement amount in the GE matter. (see Legal Matters) For the six month period ended June 30, 2007, net income was $.4 million as compared to net income of $1.5 million for the six month period ended June 30, 2006.

Liquidity and Capital Resources

Cash and cash equivalents were $.05 million and $.01 million as of June 30, 2007 and June 30, 2006, respectively. The Company requires cash to pay its operating expenses, make capital expenditures and service its debt and other long-term liabilities. The Company’s principal source of funds is from its operations. The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations, but will not be sufficient to retire the full amount of the obligations asserted to be owing to the Internal Revenue Service and General Electric Capital Corporation (“GE Capital”). The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. The Company is currently in negotiations to secure a $10,000,000 asset-based line of credit. If successful, the Company will use the proceeds from the line of credit to retire the full amount of the indebtedness asserted to be owing to the Internal Revenue Service and GE Capital. Even though the Company can sustain its current operations internally, in addition to obtaining an asset-based line of credit, the Company’s financing plans for 2007 also include raising additional capital through a private placement of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the IRS and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition. Furthermore, although we believe that our currently available working capital will be sufficient to continue our business for at least the next twelve (12) months, should our costs and expenses prove to be greater than we currently anticipate due to the unsuccessful outcome of any of the legal proceedings described in this filing, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new product lines, the depletion of our working capital would be accelerated. As noted above, we are seeking to secure a $10,000,000 asset-based line of credit. However, we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

Period ended June 30, 2007 and 2006

Operating Activities. Net cash provided by operating activities was $.7 million for the quarter ended June 30, 2007, compared to $1.4 million for the quarter ended June 30, 2006. Contributing to the cash provided from operating activities during the quarter ended June 301, 2007 was a net loss from continuing operations of $. .08 million, offset by depreciation and amortization of $. .19 million, and changes in working capital of $. .51 million

Investing Activities. Investing activities related to continuing operations used $.3 million for the quarter ended June 30, 2007, compared to $. ..6 million for the quarter ended June 30, 2006. In the quarter ended June 30, 2007, we made capital expenditures of $ .3 million, mainly for ambulances as well as productivity improvements and for system and facility costs.

Financing Activities. In the quarter ended June 30, 2007, financing activities used $. .4 million of cash comprised of $. .6 million in net new borrowings and, $.1.0 million advanced to affiliates. In the quarter ended June 30, 2006, financing activities used $.9 million of cash comprised of $. .1 million for reduction in notes payable, and $. .8 million advanced to affiliates.

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

Contractual Obligations and Commercial Commitments

The following table describes our commitments to settle contractual obligations as of June 30, 2007:

	Payments due by period (Amounts stated in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable-current	$3,195	$3,195
Long-term debt	1,047		1,047
Operating lease Obligations	1,532	692	360	240	240
Capital lease Obligations
Purchase obligations
Other Long-Term Liabilities
Total contractual obligations	$5,774	$3,887	$1,407	240	240

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

The Company operates in Alabama, Florida, Tennessee, Virginia, Georgia and Mississippi. Over 60% of the Company’s revenue consists of billings to Medicare and Medicaid and approximately 23% of the Company’s billings are to private insurance accounts. As such, management believes the Company’s overall credit risk is low and is limited to those customers who are uninsured. Our uninsured patients, or uncompensated care, make up less than 17% of the Company’s overall revenue.

Southland Health Services, Inc

Days Sales

	June 30, 2007	June 30, 2006
Accounts Receivable	11,11,994,158	9,684,374
Sales for the period	16,857,763	17,471,588
Avg days sales	92,625	95,998
Days Sales	129	101

Revenue Recognition

A significant portion of our revenue is derived from Medicare, Medicaid, and private insurance payors that receive discounts from our standard charges (referred to as contractual provisions). Additionally, we are also subject to collection risk for services provided to uninsured patients or for the deductible or co-pay portion of services for insured patients (referred to as uncompensated care). Medical transportation and related service fees are recognized when services are provided and are recorded net of contractual discounts applicable to Medicare, Medicaid and other third party payors. Due to the complex healthcare reimbursement system and the length of the collection cycle with respect to medical transportation and related services fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. The collectibility of these fees is analyzed using historical collection experience. Using collection data resident in our billing system, we estimate the percentage of gross medical transportation and related services fees that will not be collected and record provisions for both discounts and doubtful accounts. The portion of the provision allocated to discounts is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized. The ratio is then applied to current period gross medical transportation and related services fees to determine the portion of the provision that will be recorded as a reduction of revenue. The remaining amount is recorded as a provision for doubtful accounts. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. For example, third party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, were for services provided that were not determined medically necessary, or insufficient supporting information was provided. In addition, multiple payors with different requirements can be involved with each claim. Discounts applicable to Medicare, Medicaid, and other third-party payors related to continuing operations, which are reflected as a reduction of medical transportation and related services revenue, totaled $3.2 million and 3.0 million as of June 30, 2007 and June 30, 2006, respectively. As a percentage of gross medical transportation and related services revenue, contractual discounts were 25.4% and 26.2%, for the quarters ended June 30, 2007 and June 30, 2006, respectively. To comply with industry reporting and effective with the quarter ended March 31, 2007, the Company began presenting its net revenue on its financial statements, net of allowance for bad debts.

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

WORKER’S COMPENSATION INSURANCE

On June 21, 2006, the Company was issued a policy from U. S Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy is to run from June 21, 2006 to June 20, 2007 and contains per claim deductible amounts of $350,000 with an aggregate stop loss of $1,600,000. This policy is supported by a $1,000,000 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $1,000,000 which is held by BB & T. The Company elected to increase its per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of its workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. (See Note 12: Workers Compensation Insurance)

Under this insurance program, we establish reserves, using actuarial estimates, for all losses covered under the policies As such, we believe our estimates have been accurate in the past. We are not aware of anything that would likely cause these estimates to change materially. To the extent our losses exceed our collateral and assets or the limits of our insurance policies, they will have to be funded by us. If we are forced to satisfy losses that exceed our policy limits we may be forced to liquidate certain material assets to satisfy these obligations. This would have a material adverse effect on the Company’s results of operations and financial condition.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Pacific Capital, L.P. v. Emergystat, Inc., et al. On August 24, 2005, Pacific Capital, LP (“Pacific Capital”) filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M) naming eleven defendants, including the Company and Southland Health Services, Inc., Emergystat, Inc. and Southland Health Services, LLC, former subsidiaries of the Company. The complaint seeks to recover $874,437.44 (plus interest, costs, and attorney’s fees) that Pacific Capital alleges it is owed under a Secured Promissory Note issued by Quality Care Ambulance Service, Inc. (“QCA”) and Quality Transportation Services, Inc. (“QTS”) to Pacific Capital in the original principal amount of $1,000,000 (the “Note”). The complaint also seeks an award of punitive damages in the amount of $3 million, or alternatively, an award of treble damages. The primary crux of Pacific Capital’s complaint is centered on its allegations that Southland Health Services, LLC, assumed a debt owed to Pacific Capital by QCA in the amount of $602,389.43 and that Southland Health Services, Inc. and the Company are liable to Pacific Capital under a successor-in-interest and/or merger/consolidation theory. On August 15, 2007, the Pacific Capital settled claims against all Defendants in the above referenced matter for a total sum of seventy-thousand dollars ($70,000).

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of the Company’s subsidiary, Med Express of Mississippi, LLC (“Med Express”), regarding various billing issues including Leake County, Mississippi. The period under review is from January 2000 through December 2004, which occurred prior to the acquisition of the Company by Bad Toys Holdings, Inc. The Company is contractually obligated by the county governments to provide Advance Life Support (“ALS”) service in response to all calls it receives in the Mississippi counties in which it operates. Due to this, prior management billed the State of Mississippi at an ALS rate for each transport provided, even if a Basic Life Support (“BLS”) service would have been sufficient under the circumstances. The State of Mississippi has taken the position that it should have been billed at a BLS rate if a BLS transport was provided, regardless of what type of service mandated by the county. Due to these actions, the State of Mississippi has issued an assessment to the Company based on a statistical sample, which the Company believes contains multiple errors. The Company has hired an expert statistician and counsel to review the findings of the State of Mississippi. The consultant and the State are working together to resolve the matters related to the statistical sample. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give an estimate a range of loss, however, the Company has instructed it counsel to make an offer of settlement in the amount of $1.15 million. The Company has charged this settlement offer to the Note due from Mr. Crawford as this investigation relates to the periods 2001-2004 during the time the Company was owned by Mr. Crawford and was not disclosed by Mr. Crawford at the time he sold the Company to Bad Toys Holdings Inc. (see footnote 7 “Notes Receivable”) The Company continues to treat this matter very seriously and is working with the Attorney General to resolve this matter as expeditiously as possible. In addition, it now bills the State of Mississippi based on the type of service provided and no longer bases its billing on the type of ambulance used to perform the service.

General Electric Capital Corporation v. Bad Toys Holdings, Inc. On or about March 6, 2006, GE Capital filed a complaint against our parent company, Bad Toys Holdings, Inc. in the United States District Court for the District of Maryland, Civil Action No. 06-cv-559. GE Capital’s complaint arose from the Tri-Party Agreement that GE Capital contends obligates Bad Toys to guarantee the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. Bad Toys responded to the complaint and filed affirmative defenses that, if successful, would have denied any relief in favor of GE Capital. On October 12, 2006, GE Capital moved for summary judgment against Bad Toys, seeking at least $2 million on its claims. Both parties exchanged written discovery in the case, and the company deposed GECC. On February 26, 2007, the court heard oral arguments on GE Capital’s motion for summary judgment. After the hearing, the Court granted GE Capital’s motion in part in the amount of $1,745,452 and deferred ruling on the balance of GE Capital’s claims in the approximate amount of $532,000. A final hearing on the matter resulted in a final judgment against Bad Toys Holdings, Inc. granted to GE Capital for a total sum of $1.9 million.

Bad Toys Holdings, Inc. v. Glenn Crawford, et al. On December 12, 2005, Bad Toys Holdings, Inc., which formerly owned the majority of the stock of the Company, filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of the Company, seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on December 26, 2004, by which Bad Toys purchased the outstanding stock of the Company. The defendants misrepresented to Bad Toys the financial condition of the Company, thereby causing a significant inflation in the agreed upon purchase price. Bad Toys has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of the Company. Bad Toys has also demanded compensatory and punitive damages. Defendant Joseph Cerone was voluntarily dismissed from the case of Pacific Capital, L.P. v. Emergystat, Inc., et al.; therefore, his motion to consolidate the Pacific Capital case with this case is now moot. Defendant Cerone’s bankruptcy filing has put an automatic stay on further proceedings in this matter.

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

Item 1A. Risk Factors

An investment in our common shares involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition. In order to attain an appreciation for these risks and uncertainties, investors should read the risk factors included in our annual report on Form 10-K, filed with the United States Securities and Exchange Commission on April 17, 2007 (the “Annual Report”), in their entirety and consider all of the information and advisements contained therein. There have been no material changes to the risk factors disclosed in our Annual Report.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits
*2.2	Form of Common Stock Exchange Agreement dated May 2, 2004 by and among Southland Health Services, Inc. and the shareholders of Emergystat, Inc. and Emergystat of Sulligent, Inc.

*2.3	Form of Asset Purchase Agreement dated May 2, 2004 by and among Southland Health Services, LLC and Quality Care Ambulance Services, Inc.

*2.1	Form of Contribution and Stock Agreement dated May 2, 2004 by and among Southland Health Services, Inc. and Roy Joseph Cerone, as sole member of Southland Health Services, LLC.

*2.4	Agreement of Merger and Plan of Reorganization dated May 24, 2006 by and among Southland Health Services, Inc., a Delaware corporation and Southland Health Services, Inc., a Florida corporation.

*3.1	Certificate of Incorporation of Southland Health Services, Inc.

*3.2	Articles of Incorporation of Southland Health Services, Inc.

*3.3	By-Laws of Southland Health Services, Inc.

**10.1	Loan and Security Agreement dated April 30, 2003 by and between Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, and General Electric Capital Corporation, Inc.

*10.2	Form of Tri Party Agreement dated February 3, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.3	Form of Restructuring Agreement dated March 18, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.4	Form of Amendment No. 1 to Restructuring Agreement dated April 29, 2005 by and among Emgerystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.5	Form of Forbearance Agreement dated May 31, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.6	Form of Second Forbearance Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.7	Form of Indemnification Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.8	Third Forbearance Agreement dated September 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.9	Fourth Forbearance Agreement dated October 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.10	Fifth Forbearance Agreement dated November, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

**10.11	Employment Agreement by and between Southland Health Services, Inc. and T. Alan Walls dated July 29, 2004.

**10.12	Promissory note issued by Glenn Crawford to Emergystat, Inc. dated December 31, 2002 in the original principal amount of $702,568.

**10.13	Promissory note issued by Glenn Crawford to Emergystat, Inc. dated December 31, 2003 in the original principal amount of $1,000,000.

**10.14	Promissory note issued by Glenn Crawford to Emergystat, Inc. dated December 31, 2003 in the original principal amount of $500,000.

***10.15	Interest Bearing Demand Line of Credit Promissory Note issued by the Company to Larry Lunan on December 28, 2006.

*21.1	List of consolidated entities of the Company.

****31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

****31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

****32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

****32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

****99.1	Risk Factors incorporated by reference into Part II – Item 1A of this report.

*	Previously filed as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2006
**	Previously filed as an Exhibit to the Registration Statement on Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 13, 2006.
***	Previously filed as an Exhibit to the Registration Statement on Amendment No. 5 to Form S-1 filed with the Securities and Exchange Commission on December 29, 2006.
****	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHLAND HEALTH SERVICES, INC.

By	/s/ Larry N. Lunan
Larry N. Lunan
President and Chief Executive Officer

Date: August 20, 2007