Form 10-Q
period 2007-09-30
Southland Health Services, Inc.
filed 2007-11-19
CIK 1364796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the Registrant’s common stock as of November 15, 2007 was 28,148,695

		PAGE
PART I FINANCIAL INFORMATION

Item 1	Financial Statements	3

	Consolidated Balance Sheets As of September 30, 2007 (unaudited) As of December 31, 2006	3

	Consolidated Statement of Income Three Months and Nine Months ended September 30, 2007 (unaudited) and Three Months ended and Nine Months September 30, 2006 (unaudited)	4

	Consolidated Statements of Cash Flows Three Months and Nine Months ended September 30, 2007 (unaudited) Three Months and Nine Months ended September 30, 2006 (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis or Plan of Operation	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	22

PART II OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	25

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 5	Other Information	25

Item 6	Exhibits	25

SOUTHLAND HEALTH SERVICES, INC.

C0NSOLIDATED BALANCE SHEETS

September 30, 2007 (Unaudited) and December 31, 2006

ASSETS

	(Unaudited) September 30, 2007	December 31, 2006
CURRENT ASSETS
Cash	$207,568	$11,869
Investments	1,102,000	1,002,000
Accounts receivable - Trade	12,277,581	10,497,764
Prepaid supplies	316,064	328,666

TOTAL CURRENT ASSETS	13,903,213	11,840,299
FIXED ASSETS
Buildings	489,751	469,781
Furniture & fixtures	104,484	104,835
Equipment	1,859,444	1,803,646
Vehicles	4,369,820	4,436,800
Leasehold improvements	2,212	2,212

	6,825,711	6,817,274
Less: Accumulated depreciation	(4,399,753)	(4,401,135)

	2,425,958	2,416,139
OTHER ASSETS
Prepaid expenses and deposits	625,489	725,386
Notes receivable	5,747,175	5,736,940
Other assets	813,410	465,473
Deferred tax asset	544,423	—
Due from affiliated company	1,243,220	478,150

	25,320,888	21,662,387

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	September 30, 2007	December 31, 2006
CURRENT LIABILITIES
Accounts Payable and accrued interest	$745,404	$540,739
Accounts receivable line of credit	1,898,551	1,245,908
Bank overdrafts	981,727	1,365,964
Accrued wages	245,289	245,289
Accrued and withheld taxes	10,298,590	8,460,179
Other liability	2,002,785	479,976
Current portion of Notes payable	1,497,731	741,521

TOTAL CURRENT LIABILITIES	17,670,077	13,079,576
Long-term Debt
Notes payable	925,525	1,024,773
Notes payable - officer	728,629	551,045

	1,654,154	1,575,818

TOTAL LIABILITIES	19,324,231	14,655,394
STOCKHOLDERS’ EQUITY
Common stock	28,149	28,149
Additional contributed capital	279,471	279,471
Retained earnings	5,671,037	6,699,373

	5,978,657	7,006,993

	$25,302,888	$21,662,387

	$—

See accompanying notes and accountant’s report.

SOUTHLAND HEALTH SERVICES, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months and Nine Months Ended Septmber 30, 2007 and 2006

	Three Months Ended September 30,		Year to Date September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2007	2006	2007	2006
REVENUES	$8,495,636	$9,288,199	$25,353,399	$26,789,482
EXPENSES
Payroll and employee benefits	5,065,929	6,516,010	15,605,006	17,426,613
Depreciation and amortization	192,912	173,092	565,191	423,184
Other operating expense	2,629,428	2,195,384	7,036,586	6,209,137

	7,888,269	8,884,486	23,206,783	24,058,934

INCOME (LOSS) FROM OPERATIONS	607,367	403,713	2,146,616	2,730,548
OTHER INCOME/(EXPENSE)
Interest income	81,249	71,321	279,102	190,242
Interest expense	(256,038)	(54,483)	(1,480,637)	(300,559)
Write down of note receivable	(2,500,000)	—	(2,500,000)	—

Total Other Income/(Expense)	(2,674,789)	16,838	(3,701,535)	(110,317)

INCOME (LOSS) BEFORE INCOME TAXES/BENEFITS AND	(2,067,422)	420,551	(1,554,919)	2,620,231
Income tax (expense)/benefit	702,923	(142,987)	526,583	(803,075)

NET INCOME (LOSS)	(1,364,499)	277,564	(1,028,336)	1,817,156

NET INCOME/(LOSS) from operations per share	$0.02	$0.01	$0.08	$0.10
NET INCOME/(LOSS) per share	(0.05)	$0.01	$(0.04)	$0.06
Average shares outstanding	28,148,695	28,148,695	28,148,695	28,148,695

See accompanying notes and accountant’s report.

SOUTHLAND HEALTH SERVICES, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2007 (Unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN	STOCK	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	WARRANTS	EARNINGS	TOTAL
Balance at beginning of December 31, 2006	—	—	28,149,695	28,149	279,471	—	6,699,373	7,006,993
Net other comprehensive income							(1,028,336)	(1,028,336)

Balance at September 30, 2007	—	—	28,149,695	28,149	279,471	—	5,671,037	5,978,657

SOUTHLAND HEALTH SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Year to Date September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2007	2006	2007	2006
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income (Loss)	(1,364,499)	277,564	$(1,028,336)	$1,817,156
Adjustments to reconcile Net Income (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	192,912	173,092	565,191	423,184
Changes in Assets and Liabilities
Accounts receivable	(283,423)	(712,624)	(896,663)	(1,181,786)
Prepaid supplies & expenses	515	(3,442)	112,499	(124,913)
Other Assets	(717,612)	(285,705)	(1,065,549)	(8,341)
Accounts payable	(228,594)	386,802	(179,572)	434,144
Accrued wages	(247,500)	2,422	—	(274,237)
Accrued, other liabiities and withheld taxes	683,271	809,875	2,453,929	2,329,546

CASH FLOWS FROM OPERATING ACTIVITIES	$(1,964,930)	$647,984	$(38,501)	$3,414,753

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(266,652)	(89,235)	(575,010)	(594,065)
Notes receivable-Net	1,261,632	(191,116)	1,134,400	(824,076)
Acquisition of Tri-County assets, net of payables assumed	—	—	(751,199)	—

CASH FLOWS FROM INVESTING ACTIVITIES	994,980	(280,351)	(191,809)	(1,418,141)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - Net	566,246	(766,606)	1,178,350	(593,285)
Notes payable-Officers-net	41,824	290,500	177,584	290,500
Due from affiliates-net	520,697	125,911	(929,925)	(1,724,667)
CASH FLOWS FROM FINANCING ACTIVITIES	1,128,767	(360,195)	426,009	(2,027,452)

NET CASH INCREASE	$158,817	$7,438	$195,699	$(30,840)
CASH AT BEGINNING OF PERIOD	48,751	8,611	11,869	46,889

CASH AT END OF PERIOD	$207,568	$16,049	$207,568	$16,049

See accompanying notes and accountant’s report.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Reporting

The consolidated financial statements reflect the activities of Southland Health Services, Inc. and its wholly owned subsidiaries Emergystat, Inc, MedExpress of Mississippi, LLC, Emergystat of Sulligent, Inc, Extended Emergency Medical Services, Inc., Southland Health Services, LLC and Southland Health Services of Georgia, Inc. The financial statements presented are the consolidated financial statements of all entities as of and for the three months and nine months ended September 30, 2007 and 2006, with selected data for the twelve months ended December 31, 2006.

Description of Business Operations

The Company operates its business and markets its services as Southland Health Services d/b/a Emergystat. Southland Health Services, Inc. and its subsidiaries provide emergency and non-emergency medical transportation (ambulance) services in six states. The subsidiaries are Southland Health Services, LLC, Emergystat, Inc., Emergystat of Sulligent, Inc., Med Express of Mississippi, LLC, Extended EMS, Inc., and Southland Health Services of Georgia, Inc. Southland Health Services, Inc. (Southland) operates a medical transportation business with over 900 full and part-time employees and provides over 100,000 medical transports annually. Southland currently serves approximately 200 communities in six states. Southland operates primarily within the southeast region of the United States. The Company intends to develop and expand contractual relationships in current and new markets. The ambulance group operates under the brand name “Emergystat”.

The Company operates in Alabama, Florida, Tennessee, Virginia, Georgia and Mississippi.

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

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and gross revenue less contractual discount provisions are as follows for the nine months ended September 30:

	2007	2006
Gross revenue	100%	100.0%
Provision for contractual discounts	25.0%	26.2%
Provision for estimated uncompensated care	20.0%	18.2%
After contractual provisions	54.2%	55.6%

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

NOTE 2: CONCENTRATION OF CREDIT RISK

The Company operates in Alabama, Florida, Tennessee, Virginia, Georgia and Mississippi. Over 69% of the Company’s revenues consist of billings to Medicare and Medicaid and approximately 18% of the Company’s billing is to private insurance accounts. As such, the Company feels its overall credit risk is limited to those customers who are private pay and make up approximately 13% of the Company’s overall revenue and therefore is very limited.

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during 2007 and 2006. At December 31, 2006 and September 30, 2007, none of the Company’s bank accounts exceeded such limits.

NOTE 3: PAYROLL TAXES PAYABLE

At December 31, 2006 and September 30, 2007 the Company was in arrears for several quarters of income tax withholding, social security withholding, and the employer’s share of social security. A portion of the arrearage was acquired as part of the acquisition of Emergystat of Sulligent, Inc. by Southland Health Services, Inc in 2004. In 2007, the overall outstanding payable to the IRS increased by approximately $2.0 million from the 12/31/06 balance. On September 24, 2007 and September 27, 2007 the Company received notice of levy from the IRS on its wholly owned subsidiary, Emergystat of Sulligent, Inc. as well as notice of levy on the Company, as nominee of its subsidiary (see Note 15: Subsequent Events) for unpaid and past due payroll taxes. As a result of these levies, on October 4, 2007 the Company voluntarily placed its wholly owned subsidiary, Emergystat of Sulligent, Inc., into Chapter 11 bankruptcy protection under the US Federal Bankruptcy Laws in the Bankruptcy Court of the Eastern District of Tennessee. The Company feels the levies placed on the parent were improper and overextending. The Company was notified by the US Justice Department that all levies have been released by the IRS as of November 7, 2007. At September, 30, 2007 the Company’s wholly owned subsidiary, Medexpress of MS had past due federal payroll taxes of approximately $1.0 million. The Company is currently in negotiations to obtain certain debt instruments which would allow the Company to satisfy it past due payroll tax obligations. If the Company is unable to obtain such financing, it may be forced to seek for itself or for one or more of its wholly owned subsidiaries Bankruptcy Protection under the US Federal Bankruptcy Laws or sell material assets.

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: NOTES PAYABLE

Long-term debt consists of various notes with interest rates ranging from 6% to 10% secured by ambulances, and emergency medical equipment.

Notes Payable Consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Ambulance financing	$1,858,669	$1,271,681
Acquisition debt	564,587	494,612
A/R Financing	1,898,551	1,245,908
All other debt	728,629	551,045
Total	5,050,436	3,563,247
Note payable - Officer	(728,629)	(551,045)
Less A/R Financing	(1,898,551)	(1,245,908)
Less Current Portion	(1,497,731)	(741,521)

Total Long Term Debt	$925,525	$1,024,773

Debt maturities are as follows:

2007	$2,429,110	$2,989,208
2008	1,647,898	325,210
2009	702,764	157,734
2010	211,874	81,166
2011	58,790	9,929

Total	$5,050,436	$3,563,247

Ambulance Financing

The Company has entered into various installment notes for the financing of ambulances used in its operations. All of the ambulance financing has a maturity of three years or less. The proceeds of some of the bank notes were used for working capital but are secured by ambulances. These notes carry various rates of interest from 5% to 10% and various monthly payments. At September 30, 2007, the Company was current on all payments on these notes.

Acquisition Debt

On March 23, 2007 Southland Health Services of Georgia, Inc., a wholly owned subsidiary of Southland Health Services, Inc. purchased the assets of Tri-County Ambulance, LLC. $564,587 of the debt reported in this category as acquisition debt is related to this purchase. The acquisition note is a 5-year convertible note carrying an interest rate of 6.5% and is payable in 5 annual installments of $135,859.

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

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: INCOME TAXES

The Company was formally a wholly owned subsidiary of Bad Toys Holding Company, a Nevada corporation. The Company will file tax returns for 2006 as part of the consolidated group of Bad Toys Holding Company. Bad Toys Holding Company currently has operating loss carry forwards that will offset the net earnings of the Company. Through nine months ending September 30, 2007, the Company recognized tax obligations of $32 million. These obligations are offset on the Company’s balance sheet by amounts due from the parent company and are eliminated in consolidation.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

	(unaudited) September 30 2007		(unaudited) September 30 2006
Tax provision	$		$803,075
Tax Allowance		0
Tax Benefit		526,583	0

Tax Benefit/(Provision) Net		$526,583	$803,075

The Company has a current year tax benefit of $526,583, and $803,075 tax provision at September 30, 2007 (unaudited) and 2006 (unaudited), respectively. The 2006 amount is reduced by recognition of tax benefits from years prior to January 1, 2005. At December 31, 2004, the Company had a net operating loss (NOL) carryforward of $966,397. The NOL created a deferred tax asset for the Company which was reduced by a valuation allowance as it could not be determined at December 31, 2004 that the Company would have sufficient profits to utilize the benefit of the NOL.

	(unaudited) September 30 2007	(unaudited) September 30 2006
Deferred Tax Asset	$544,423	$0
Valuation Allowance	0	0

Deferred Tax Asset—Net	$544,423	$0

NOTE 6: LEASES

Southland Health Services, Inc. leases local stations, communication tower space and equipment for its ambulance services. Most of the Company lease expense is for station locations and these leases are primarily for a period of one year or less. The Company also leased ambulances and other equipment for use in its operations.

Future minimum lease payments are as follows:

Year	Amount
2007	$185,915
2008	$743,66
2009	$46,435
2010	$7,560

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

The Crawford Notes accrue interest at the prime rate of interest as reported in the Wall Street Journal and are due and payable over the next ten years. Each Crawford Note anticipates that future advances will be made from time to time. Specifically, each Crawford Note provides that “[this note] includes any future funds borrowed by Glenn Crawford. The new debt will be added to the then existing balance.” During the year ended December 31, 2005, the Company increased the outstanding balance of the Crawford Notes upon its discovery that certain amounts classified as “other assets” and “inter-company accounts” on the Company’s balance sheet were actually funds used by Mr. Crawford for his personal use or by non-affiliated entities controlled by Mr. Crawford. This reclassification resulted in an increase of approximately $2,298,935 to the outstanding balance of the Crawford Notes. In addition, under Mr. Crawford’s tenure, the Company had not accrued interest on the Crawford Notes. The Company now has properly accrued interest on each Crawford Note, commencing on the date of issuance of each Crawford Note. Finally, as supplemental information, the Company currently maintains its operations center in Vernon, Alabama. The building is owned by Mr. Crawford. The monthly rent for use of the facility is applied to the Crawford Notes. The monthly rent charged is $10,000. As of December 31, 2006 and September 30, 2007, the aggregate outstanding balances of the Crawford Notes were $5,736,940 and $5,747,175, respectively.

The decrease in Notes Receivable for the period ending September 30, 2007 is primarily related to an adjustment of $1,150,000 related to an offer the Company has made in connection with the Mississippi Medicaid investigation. This investigation and settlement offer is related to years 2001-2004 while Mr. Crawford owned the Company and was not disclosed by Mr. Crawford at the time the Company was purchased by Bad Toys Holdings, Inc. (see Legal Matters) offset by a charge off of $2,500,000 for impairment.

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

Bankruptcy or Receivership

On October 4, 2007, Emergystat of Sulligent, Inc., (Emergystat) a wholly-owned subsidiary of the Company, filed a voluntary petition under Chapter 11 of the US Bankruptcy Code in the US Bankruptcy Court for the Eastern District of Tennessee, Greeneville Division, Case No. 07-51394. Emergystat is managing its affairs as a debtor in possession. The Company placed this wholly own subsidiary into Chapter 11 to obtain the release of certain levies that had been placed on the subsidiary, as well as the parent as a nominee of the subsidiary, by the IRS for unpaid payroll taxes. The Company feels the levies placed on the parent were improper and overextending. The Company was notified by the US Justice Department that all levies have been released by the IRS as of November 7, 2007.

NOTE 9: SHAREHOLDERS’ EQUITY

The Company had 300,000,000 shares authorized and 28,148,695 shares outstanding as of December 31, 2006 and September 30, 2007.

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

SOUTHLAND HEALTH SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: WORKER COMPENSATION INSURANCE

On June 21, 2006, the Company was issued a policy from U. S. Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy ran from June 21, 2006 to June 20, 2007 and contains per claim deductible amounts of $350,000.00 with an aggregate stop loss of $1,600,000.00. On June 22, 2006 the Company renewed this policy. This policy is supported by a $1,000,000 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $1,000,000 which is held by BB & T. The Company elected to increase it per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of it workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. The Company believes that under the new plan structure it will realize significant savings. Through September 30, 2007 or 12 months the Company had paid approximately $300,000 in policy administrative cost and approximately $75,000 in actual claim losses. On September 30, 2007, US Fire Insurance Company had reserved an additional $53,000 as possible losses on pending claims for the plan year ending June 2007 and approximately $105,000 reserves for the current year plan, ending June 2008.

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

NOTE 15: SUBSEQUENT EVENTS

On October 4, 2007, Emergystat of Sulligent, Inc., a wholly owned subsidiary of Southland Heath Services, Inc., filed a voluntary petition for Chapter 11 bankruptcy protection under the US Federal Bankruptcy Laws in the Bankruptcy Court of the Eastern District of Tennessee. The Company placed this wholly owned subsidiary into Chapter 11 to obtain the release of certain levies that had been placed on the subsidiary, as well as the parent as a nominee of the subsidiary, by the IRS for unpaid payroll taxes. The Company feels the levies placed on the parent were improper and overextending. The Company was notified by the Justice Department that all levies had been released as of November 7, 2007. At the time of the filing Emergystat of Sulligent, Inc, balance sheet information was as follows:

Current Assets	$843,474
Other Assets-Due from previous owner	5,436,940

Total Assets	$6,280,414

Due to the IRS	$9,941,866
Secured AR Facility	220,421	*
Due to Affiliates	3,693,614
Unsecured misc debt	98,169
Retained earnings and shareholder equity	(7,673,646)

Total Liabilities and shareholder equity	$6,280,414

*	Note: The amount noted as secured AR facility above is the prorated percentage for Emergystat of Sulligent, Inc. of the total amount due to GE based the accounts receivable balances of the borrowers as of September 30, 2007. The total amount due under this secured AR facility by all borrowers is approximately $1.9 million

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Changes in Financial Condition

Results of Operations

Comparison of Quarters Ended September 30, 2007 and September 30, 2006 and Nine Months Ended September 30, 2007 and September 30, 2006.

Revenues. Revenues for the quarter ended September 30, 2007 were $8.5 million, compared to $9.3 million for the quarter ended September 30, 2006, which represents a $.8 million decrease This decrease was attributable to the Company moving out of less profitable geographic areas it serves as well as lower run transport volume in our 911 operations offset by increase revenues associated with the Company’s new Georgia operations. For the nine month period ended September 30, 2007 net revenues were $25.4 million as compared to $26.9 million in net revenues recorded in the nine month period ended September 30, 2006.

Operating Costs. Operating cost for the quarter ended September 30, 2007 were $7.9 million, compared to $8.9 million for the quarter ended September 30, 2006, which represents a $1.0 million, decrease. For the nine month period ended September 30, 2007, operating costs were $23.2 million as compared to operating cost of $24.1 million for the nine month period ended September 30, 2006. This decrease was due principally to reduction in payroll associated with the company’s ongoing efforts to improve on efficiencies and control overtime.

Other Income/(Expense). Other Expense for the quarter ended September 30, 2007 was ($2.7) million compared to Other Income of $.02 million for the quarter ended September 30, 2006. The increase in expense is primarily attributable to the higher cost of funds associated with the company’s borrowings. As well as a $2.5 million impairment charge the Company took in the quarter on the note receivable from the previous owner. (see Note 7, Note Receivable) For the nine month period ended September 30, 2007, other income/(expense) was ($3.7 )million as compared to other income/(expense) of ($.1) million for the nine month period ended September 30, 2006.

Net Income. Net Income decreased to ($1.6) million for the quarter ended September 30, 2007 to a net loss of ($1.4) million, when compared to net earnings of $.28 million for the quarter ended September 30, 2006. The decrease in net income is primarily attributable to the impairment charge as previously described. For the nine month period ended September 30, 2007, net loss was ($1.0) million as compared to net income of $1.8 million for the nine month period ended September 30, 2006.

Liquidity and Capital Resources

Cash and cash equivalents were $.21 million and $.01 million as of September 30, 2007 and September 30, 2006, respectively. The Company requires cash to pay its operating expenses, make capital expenditures and service its debt and other long-term liabilities. The Company’s principal source of funds is from its operations. The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations, but will not be sufficient to retire the full amount of the obligations asserted to be owing to the Internal Revenue Service and General Electric Capital Corporation (“GE Capital”). On September 24, 2007 and September 27, 2007 the Company received notice of levy from the IRS on its wholly owned subsidiary, Emergystat of Sulligent, Inc. as well as notice of levy on the Company, as nominee of its subsidiary (see Note 15: Subsequent Events) for unpaid and past due payroll taxes. As a result of these levies, on October 4, 2007 the Company voluntarily placed its wholly owned subsidiary, Emergystat of Sulligent, Inc., into Chapter 11 bankruptcy protection under the US Federal Bankruptcy Laws in the Bankruptcy Court of the Eastern District of Tennessee. The Company was notified by the US Justice Department that all levies have been released by the IRS as of November 7, 2007. The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. If successful, the Company will use the proceeds from the line of credit to retire the indebtedness asserted to be owing to the Internal Revenue Service and GE Capital. If the Company is unable to obtain such financing, it may be forced to seek for itself or for one or more of its wholly owned subsidiaries Bankruptcy Protection under the US Federal Bankruptcy Laws. This alternative would have a material adverse effect on the Company’s results of operations and financial condition. Furthermore, although we believe that our currently available working capital will be sufficient to continue our business for at least the next twelve (12) months, should our costs and expenses prove to be greater than we currently anticipate due to the unsuccessful outcome of any of the legal proceedings described in this filing, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new product lines, the depletion of our working capital would be accelerated. As noted above, we are seeking to secure a financing alternative. However, we cannot give any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations. The Company expects to continue its improved cash collections and intense management of collections over the next twelve months. The Company’s plans also include expansion via acquisition of ambulance service companies as well as additional new provider contracts. Effective March 23, 2007, Southland Health Services of Georgia, Inc., a wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Tri Country Ambulance Service of Ellijay, Georgia for $1.0 million in cash and promissory notes. As a result of this transaction, the Company acquired approximately $883,000 in accounts receivable, contributing substantially to the increase in accounts receivable seen in the financial statements which are a part of this report. This transaction also increased accounts payable by approximately $186,000.

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

Period ended September 30, 2007 and 2006

Operating Activities. . Net cash used by operating activities was $1.9 million for the quarter ended September 30, 2007, compared to cash provided of $.6 million for the quarter ended June 30, 2006. Contributing to the cash used by operating activities during the quarter ended September 30, 2007 was a net loss of $1.4 million.

Investing Activities. Investing activities related to continuing operations provided $1.0 million for the quarter ended September 30, 2007, compared to usage of $.3 million for the quarter ended September 30, 2006. In the quarter ended September 30, 2007, we made capital expenditures of $ .3 million, mainly for ambulances as well as productivity improvements and for system and facility costs.

Financing Activities. In the quarter ended September 30, 2007, financing activities provided $1.1 million of cash comprised of $.6 million in net new borrowings and, $.5 million advances from affiliates. In the quarter ended September 30, 2006, financing activities used $.4 million of cash comprised of $.8 million for reduction in notes payable, and $.1 million advanced to affiliates.

Borrowing Arrangements

Senior Secured Credit Facility. As part of, and as a condition to Bad Toys’ acquisition of the Company, on February 3, 2005, Bad Toys allegedly guaranteed the performance of the Company’s subsidiaries, Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Borrower allegedly defaulted under both the GE Line of Credit and the GE Healthcare Obligation. As a result of the alleged default, GE Capital has filed suit against Bad Toys seeking enforcement of its alleged guaranty of these obligations (for a further discussion, please see the section entitled “Part II, Item 1, Legal Proceedings”). On or about February 26, 2007, the Court granted GE Capital’s Motion for Summary Judgment against Bad Toys in part in the amount of $1,745,452 and deferred ruling on the balance of GE Capital’s claims in the approximate amount of $532,000. The final hearing on the matter is scheduled for June 11, 2007, resulted in a judgment granted to be against Bad Toys Holdings in the amount of $1.9 million.

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

Liquidity

On September 24, 2007 and September 27, 2007 the Company received notice of levy from the IRS on its wholly owned subsidiary, Emergystat of Sulligent, Inc. as well as notice of levy on the Company, as nominee of its subsidiary (see Note 15: Subsequent Events) for unpaid and past due payroll taxes. As a result of these levies, on October 4, 2007 the Company voluntarily placed its wholly owned subsidiary, Emergystat of Sulligent, Inc., into Chapter 11 bankruptcy protection under the US Federal Bankruptcy Laws in the Bankruptcy Court of the Eastern District of Tennessee. The Company was notified by the US Justice Department that all levies have been released by the IRS as of November 7, 2007. The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. If successful, the Company will use the proceeds from the line of credit to retire the indebtedness asserted to be owing to the Internal Revenue Service and GE Capital. If the Company is unable to obtain such financing, it may be forced to seek for itself or for one or more of its wholly owned subsidiaries Bankruptcy Protection under the US Federal Bankruptcy Laws. This alternative would have a material adverse effect on the Company’s results of operations and financial condition. Furthermore, although we believe that our currently available working capital will be sufficient to continue our business for at least the next twelve (12) months, should our costs and expenses prove to be greater than we currently anticipate due to the unsuccessful outcome of any of the legal proceedings described in this filing, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new product lines, the depletion of our working capital would be accelerated. As noted above, we are seeking to secure a financing alternative. However, we cannot give any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations. The Company expects to continue its improved cash collections and intense management of collections over the next twelve months.

Liquidity and Proposed Plans for the Next Twelve Months

The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations throughout the upcoming year, but will not be sufficient to retire its outstanding obligations to the Internal Revenue Service and GE Capital. On September 24, 2007 and September 27, 2007 the Company received notice of levy from the IRS on its wholly owned subsidiary, Emergystat of Sulligent, Inc. as well as notice of levy on the Company, as nominee of its subsidiary (see Note 15: Subsequent Events) for unpaid and past due payroll taxes. As a result of these levies, on October 4, 2007 the Company voluntarily placed its wholly owned subsidiary, Emergystat of Sulligent, Inc., into Chapter 11 bankruptcy protection under the US Federal Bankruptcy Laws in the Bankruptcy Court of the Eastern District of Tennessee. The Company was notified by the US Justice Department that all levies have been released by the IRS as of November 7, 2007. The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. If successful, the Company will use the proceeds from the line of credit to retire the indebtedness asserted to be owing to the Internal Revenue Service and GE Capital. If the Company is unable to obtain such financing, it may be forced to seek for itself or for one or more of its wholly owned subsidiaries Bankruptcy Protection under the US Federal Bankruptcy Laws. This alternative would have a material adverse effect on the Company’s results of operations and financial condition. Furthermore, although we believe that our currently available working capital will be sufficient to continue our business for at least the next twelve (12) months, should our costs and expenses prove to be greater than we currently anticipate due to the unsuccessful outcome of any of the legal proceedings described in this filing, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new product lines, the depletion of our working capital would be accelerated. As noted above, we are seeking to secure a financing alternative. However, we cannot give any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations. The Company expects to continue its improved cash collections and intense management of collections over the next twelve months.

The Company expects to identify from time to time, as part of its growth strategy, potential acquisition candidates and, depending on the size of the acquisition require additional capital to be provided either through increases in an asset-based line of credit, various structured financing, or equity raises.

Contractual Obligations and Commercial Commitments

The following table describes our commitments to settle contractual obligations as of September 30, 2007:

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

Southland Health Services, Inc

Days Sales

	Sept 30, 2007	Sept 30, 2006
Accounts Receivable	12,277,581	10,497,764
Sales for the period	31,510,374	32,844,593
Avg days sales	115,423	120,310
Days Sales	106	87

Revenue Recognition

A significant portion of our revenue is derived from Medicare, Medicaid, and private insurance payors that receive discounts from our standard charges (referred to as contractual provisions). Additionally, we are also subject to collection risk for services provided to uninsured patients or for the deductible or co-pay portion of services for insured patients (referred to as uncompensated care). Medical transportation and related service fees are recognized when services are provided and are recorded net of contractual discounts applicable to Medicare, Medicaid and other third party payors. Due to the complex healthcare reimbursement system and the length of the collection cycle with respect to medical transportation and related services fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. The collectibility of these fees is analyzed using historical collection experience. Using collection data resident in our billing system, we estimate the percentage of gross medical transportation and related services fees that will not be collected and record provisions for both discounts and doubtful accounts. The portion of the provision allocated to discounts is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized. The ratio is then applied to current period gross medical transportation and related services fees to determine the portion of the provision that will be recorded as a reduction of revenue. The remaining amount is recorded as a provision for doubtful accounts. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. For example, third party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, were for services provided that were not determined medically necessary, or insufficient supporting information was provided. In addition, multiple payors with different requirements can be involved with each claim. Discounts applicable to Medicare, Medicaid, and other third-party payors related to continuing operations, which are reflected as a reduction of medical transportation and related services revenue, totaled $3.2 million and $3.0 million as of September 30, 2007 and September 30, 2006, respectively. As a percentage of gross medical transportation and related services revenue, contractual discounts were 25.4% and 26.2%, for the quarters ended September 30, 2007 and September 30, 2006, respectively. To comply with industry reporting and effective with the quarter ended March 31, 2007, the Company began presenting its net revenue on its financial statements, net of allowance for bad debts.

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

Bankruptcy or Receivership

On October 4, 2007, Emergystat of Sulligent, Inc., (Emergystat) a wholly-owned subsidiary of the Company, filed a voluntary petition under Chapter 11 of the US Bankruptcy Code in the US Bankruptcy Court for the Eastern District of Tennessee, Greeneville Division, Case No. 07-51394. Emergystat is managing its affairs as a debtor in possession. The Company placed this wholly own subsidiary into Chapter 11 to obtain the release of certain levies that had been placed on the subsidiary, as well as the parent as a nominee of the subsidiary, by the IRS for unpaid payroll taxes. The Company feels the levies placed on the parent were improper and overextending. The Company was notified by the US Justice Department that all levies have been released by the IRS as of November 7, 2007.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits
*2.2	Form of Common Stock Exchange Agreement dated May 2, 2004 by and among Southland Health Services, Inc. and the shareholders of Emergystat, Inc. and Emergystat of Sulligent, Inc.

*2.3	Form of Asset Purchase Agreement dated May 2, 2004 by and among Southland Health Services, LLC and Quality Care Ambulance Services, Inc.

*2.1	Form of Contribution and Stock Agreement dated May 2, 2004 by and among Southland Health Services, Inc. and Roy Joseph Cerone, as sole member of Southland Health Services, LLC.

*2.4	Agreement of Merger and Plan of Reorganization dated May 24, 2006 by and among Southland Health Services, Inc., a Delaware corporation and Southland Health Services, Inc., a Florida corporation.

*3.1	Certificate of Incorporation of Southland Health Services, Inc.

*3.2	Articles of Incorporation of Southland Health Services, Inc.

*3.3	By-Laws of Southland Health Services, Inc.

**10.1	Loan and Security Agreement dated April 30, 2003 by and between Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, and General Electric Capital Corporation, Inc.

*10.2	Form of Tri Party Agreement dated February 3, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.3	Form of Restructuring Agreement dated March 18, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.4	Form of Amendment No. 1 to Restructuring Agreement dated April 29, 2005 by and among Emgerystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.5	Form of Forbearance Agreement dated May 31, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.6	Form of Second Forbearance Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.7	Form of Indemnification Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.8	Third Forbearance Agreement dated September 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.9	Fourth Forbearance Agreement dated October 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.10	Fifth Forbearance Agreement dated November, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

**10.11	Employment Agreement by and between Southland Health Services, Inc. and T. Alan Walls dated July 29, 2004.

**10.12	Promissory note issued by Glenn Crawford to Emergystat, Inc. dated December 31, 2002 in the original principal amount of $702,568.

**10.13	Promissory note issued by Glenn Crawford to Emergystat, Inc. dated December 31, 2003 in the original principal amount of $1,000,000.

**10.14	Promissory note issued by Glenn Crawford to Emergystat, Inc. dated December 31, 2003 in the original principal amount of $500,000.

***10.15	Interest Bearing Demand Line of Credit Promissory Note issued by the Company to Larry Lunan on December 28, 2006.

*21.1	List of consolidated entities of the Company.

23.1	Report of Independent Certified Public Accountants.

****31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

****31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

****32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

****32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

****99.1	Risk Factors incorporated by reference into Part II – Item 1A of this report.

*	Previously filed as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2006
**	Previously filed as an Exhibit to the Registration Statement on Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 13, 2006.
***	Previously filed as an Exhibit to the Registration Statement on Amendment No. 5 to Form S-1 filed with the Securities and Exchange Commission on December 29, 2006.
****	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHLAND HEALTH SERVICES, INC.

By	/s/ Larry N. Lunan
Larry N. Lunan
President and Chief Executive Officer

November 19, 2007